Form 10-Q
period 2012-09-30
Revel AC, Inc.
filed 2012-11-21
CIK 1551510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 333-183492

REVEL AC, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-4853856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Boardwalk Atlantic City, NJ	08041
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (609) 572-6065

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 21, 2012, 26,858,824 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

Explanatory Note: The registrant is filing its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 (the “Form 10-Q”) in reliance upon the Securities and Exchange Commission’s Release No. 68224 issued on November 14, 2012. As a result of Hurricane Sandy and its aftermath, New Jersey Governor Chris Christie declared a state of emergency in Atlantic County and ordered a mandatory evacuation for Atlantic City. Hence, the principal executive offices of the registrant, which are located in Atlantic City, were closed from 12:00 p.m. on Sunday, October 28, 2012 to 12:00 p.m. on Saturday, November 3, 2012. Because of this closure and due to the storm’s impact on transportation, electricity and the availability of staff, the registrant was unable to timely complete certain reviews and analyses with respect to the financial statements and related disclosures to be included in the Form 10-Q, and could not file its Form 10-Q on a timely basis.

REVEL AC, INC.

FORM 10-Q

		Page
	PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets - September 30, 2012 (Unaudited) and December 31, 2011	3
	Consolidated Statements of Comprehensive Loss (Unaudited) - Three Months Ended September 30, 2012 and 2011, Nine Months Ended September 30, 2012 and For the Period from February 7, 2011 (Date of Inception) to September 30, 2011	4
	Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2012 and For the Period from February 7, 2011 (Date of Inception) to September 30, 2011	5
	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	42

	PART II — OTHER INFORMATION

Item 1A.	Risk Factors	43

Item 6.	Exhibits	44

EXHIBIT INDEX		44

SIGNATURE		45

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Revel AC, Inc.

Consolidated Balance Sheets

	September 30, 2012 (Unaudited)	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$12,272,354	$7,494,359
Accounts receivable, net	13,098,345	—
Accounts receivable, other	2,694,267	955,338
Inventory	3,832,916	542,787
Prepaid and other current assets	4,360,592	2,308,435

Total current assets	36,258,474	11,300,919

Restricted cash	11,098,796	253,049,589
Property and equipment, net	1,051,904,871	823,036,068
Investment in unconsolidated subsidiary	2,643,123	2,643,123
Interest rate cap	588,591	3,610,009
Insurance collateral	573,971	5,183,257
Deferred financing fees	44,014,531	47,543,160
Other receivables and deposits	927,079	24,017,106

Total non-current assets	1,111,750,962	1,159,082,312

Total assets	$1,148,009,436	$1,170,383,231

Liabilities and owners’ equity
Current liabilities:
Current portion of long-term debt	$11,250,000	$4,250,000
Other short term borrowings	14,740,813	—
Accounts payable	58,960,290	58,546,503
Accrued payroll and related expenses	8,980,344	6,358,539
Interest payable	10,043,458	9,350,000
Retainage payable	24,925,579	34,553,728
Accrued expenses and other current liabilities	27,942,291	7,367,228

Total current liabilities	156,842,775	120,425,998

Long-term debt	1,152,888,638	1,072,340,543
Other long term borrowings	58,856,864	—
Other long term liabilities	22,546,315	—

Total liabilities	1,391,134,592	1,192,766,541

Owners’ equity:
Preferred stock, 5,000,000 shares authorized, none issued at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized and 26,858,824 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Additional paid-in capital	104,401,255	100,952,905
Accumulated other comprehensive loss	(3,759,795)	(748,362)
Accumulated deficit	(343,766,616)	(122,587,853)

Total owners’ equity	(243,125,156)	(22,383,310)

Total liabilities and owners’ equity	$1,148,009,436	$1,170,383,231

See accompanying notes to the consolidated financial statements

Revel AC, Inc.

Consolidated Statements of Comprehensive Loss

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30, 2012	For the Period from February 7, 2011 (Date of Inception) to September 30, 2011
	2012	2011
Operating revenues:
Casino	$53,441,388	$—	$95,179,023	$—
Rooms	14,219,486	—	24,024,162	—
Food and beverage	7,721,969	—	12,390,813	—
Entertainment and other	11,202,946	—	21,189,276	—

Gross revenue	86,585,789	—	152,783,274	—
Less: promotional allowances	24,738,977	—	35,555,113	—

Net revenues	61,846,812	—	117,228,161	—

Operating costs and expenses:
Casino	37,052,544	—	68,844,325	—
Rooms	3,094,636	—	5,206,473	—
Food and beverage	4,265,646	—	7,563,123	—
Entertainment and other	9,793,450	—	21,924,432	—
General and administrative	43,456,593	—	82,974,827	—
Depreciation and amortization	13,715,179	95,385	25,602,654	122,723
Preopening expenses	—	8,559,289	39,085,595	18,629,296

Total operating costs and expenses	111,378,048	8,654,674	251,201,429	18,752,019

Operating loss	(49,531,236)	(8,654,674)	(133,973,268)	(18,752,019)

Other income (expense):
Interest income	9,916	248,024	95,488	783,370
Change in fair value of interest rate cap	—	(1,264,696)	—	(1,264,696)
Interest expense, net of capitalized interest	(37,325,126)	(24,806,406)	(87,300,983)	(68,420,665)

Other income (expense), net	(37,315,210)	(25,823,078)	(87,205,495)	(68,901,991)

Net loss	$(86,846,446)	$(34,477,752)	$(221,178,763)	$(87,654,010)

Other comprehensive loss, net of tax:
Change in fair value of interest rate cap	(546,893)	—	(3,011,433)	—

Other comprehensive loss	(546,893)	—	(3,011,433)	—

Comprehensive loss	$(87,393,339)	$(34,477,752)	$(224,190,196)	$(87,654,010)

See accompanying notes to the consolidated financial statements

Revel AC, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2012	For the Period from February 7, 2011 (Date of Inception) to September 30, 2011
Cash flows from operating activities:
Net loss	$(221,178,763)	$(87,654,010)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	5,507,737	3,307,134
Amortization of deferred loan costs	5,936,931	4,407,861
Amortization of original issue discount	2,066,987	1,566,226
Noncash interest expense	30,478,356	22,841,094
Depreciation and amortization	25,602,654	122,723
Change in fair value of interest rate cap	—	1,264,696
Stock-based compensation	3,448,350	2,254,653
Amortization of deferred rent	(743,042)	—
Changes in operating assets and liabilities:
Accounts receivable	(14,837,274)	125,173
Inventory	(3,290,129)	(12,660)
Prepaid and other current assets	(2,052,157)	543,756
Accounts payable	30,253,665	1,349,745
Insurance payable	—	(254,442)
Accrued payroll and related expenses	2,621,805	566,144
Accrued interest payable	693,458	9,350,000
Accrued expenses and other current liabilities	20,575,063	(4,100,546)
Other receivables and deposits	(111,634)	(35,474,080)
Insurance collateral	4,609,286	1,185,357

Net cash used in operating activities	(110,418,707)	(78,611,176)

Cash flows from investing activities:
Acquisition of Revel Entertainment Group LLC, net of cash acquired ($4,976,164)	—	(33,271,143)
Investment in property and equipment	(230,598,215)	(447,577,639)
Proceeds from partner for construction costs	23,289,357	—
Investment in unconsolidated subsidiary	—	(2,007,856)
Restricted cash	241,950,793	(513,226,638)

Net cash provided by (used in) investing activities	34,641,935	(996,083,276)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement and incremental facility, net of original issue discount	49,505,000	1,134,040,000
Proceeds from revolver borrowings	60,449,112	—
Repayments of revolver borrowings	(20,000,000)	—
Payments on other short term borrowings	(6,991,043)	—
Financing fees	(2,408,302)	(52,570,594)

Net cash provided by financing activities	80,554,767	1,081,469,406

Net increase in cash and cash equivalents	4,777,995	6,774,954
Cash and cash equivalents, beginning of period	7,494,359	—

Cash and cash equivalents, end of period	$12,272,354	$6,774,954

Supplemental disclosure of cash flow information
Cash paid for interest	$60,559,399	$—

Supplemental schedule of noncash investing and financing activities
Non-cash acquisition of property and equipment	$23,873,242	$107,277,332

See accompanying notes to the consolidated financial statements

Revel AC, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Revel AC, Inc., a Delaware corporation (“Revel AC”), Revel AC, LLC, a Delaware limited liability company, Revel Entertainment Group LLC, a New Jersey limited liability company (“REG”), NB Acquisition LLC, a New Jersey limited liability company, and Revel Atlantic City, LLC, a New Jersey limited liability company, which are collectively referred to herein as the “Company.” The Company is currently wholly-owned and controlled by Revel Group, LLC, a Delaware limited liability company, and Revel AC Employee, LLC, a New Jersey limited liability company and an affiliate of Revel Group, LLC, an entity controlled by Kevin DeSanctis, the Company’s President and Chief Executive Officer and sole beneficial owner.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The December 31, 2011 balance sheet amounts and disclosures included herein have been derived from the Company’s December 31, 2011 audited financial statements. Since the accompanying consolidated financial statements do not include all the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements, the Company suggests that they be read in conjunction with the consolidated financial statements and notes thereto for the fiscal period ended December 31, 2011. In the opinion of management, the accompanying unaudited interim consolidated financial statements include all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2012, the results of its operations for the three-month period ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and the period from February 7, 2011 through September 30, 2011, and its cash flows for the nine month period ended September 30, 2012 and the period from February 7, 2011 through September 30, 2011. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Revel AC was organized pursuant to the Delaware General Corporation Law on February 7, 2011 (date of inception). On February 17, 2011, with the proceeds from our first lien term loan credit facility (the “Term Loan Facility”) and the issuance of our 12% Second Lien Notes due 2018 (the “Second Lien Notes”) (see Note 5), Revel AC acquired Revel Entertainment Group, LLC, a Delaware limited liability company, NB Acquisition, LLC and Revel Atlantic City, LLC (collectively, “Predecessor Revel”) from affiliates of Morgan Stanley, for consideration (including assumption of liabilities) totaling $38.2 million. The Company’s purpose is to develop, own and operate a beachfront casino and entertainment resort in Atlantic City, New Jersey (“Revel”).

Revel AC, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation (continued)

This purchase was accounted for as an acquisition of assets in accordance with ASC 805 (see Note 3). Warrants to purchase an aggregate of 152,200,000 shares of common stock of Revel AC, par value $0.0001 per share (“Common Stock”), subject to certain adjustments (the “Warrants”) were issued in connection with the issuance of the Second Lien Notes (see Note 5) entitling the holders thereof to acquire 90% (which percentage may be reduced to 85% if certain performance targets are achieved by the Company) of the equity interests of Revel AC. The Warrants are exercisable for $0.01, subject to adjustment, commencing on the third anniversary of the opening of Revel or the occurrence of certain specified liquidity events. In addition, the holders of the Warrants have the right to approve or veto certain transactions entered into by the Company.

As discussed in Note 5, the Company has substantial indebtedness, which is secured by substantially all of the Company’s assets.

On March 26, 2012, the Company was granted its gaming license by the New Jersey Casino Control Commission and on April 2, 2012 Revel opened to the public.

Cost of activities incurred prior to April 2, 2012 relate to construction expenditures and pre-opening expenses, such as payroll, marketing, financing fees and legal fees. Accordingly, the Company did not generate any significant revenue until opening. The Company transitioned from its development stage to operational activities on April 2, 2012. Accordingly, reporting as a development stage company is no longer required.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Revel AC, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Receivables

Accounts receivable primarily consist of casino, hotel and other receivables which arise in the normal course of business. The Company issues credit in the form of “markers” to approved casino customers who are investigated as to their credit worthiness. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. The allowance is estimated based on the specific review of customer accounts, and taking into account factors such as trends and economic and business conditions. The allowance for doubtful accounts was $193,261 at September 30, 2012.

Inventory

Inventory consists primarily of food, beverage and operating supplies, which are valued at the lower of average cost or market value.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Building and improvements	10 through 40 years
Furniture, fixtures and equipment	3 through 7 years

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the

Revel AC, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Investment in Unconsolidated Subsidiary

The Company is a party to a joint venture agreement to acquire and hold a 50% interest in multiple parcels of land in the South Inlet area of Atlantic City, New Jersey.

The Company evaluates this investment in unconsolidated subsidiary (Block 73) for consolidation under the provisions of ASC 810-10, Consolidation. ASC 810-10 requires variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the expected losses or expected residual returns of the variable interest entity. The Company’s current investment in subsidiary is not considered a variable interest entity. The Company accounts for its investment in an unconsolidated subsidiary, which it does not control but has the ability to exercise significant influence over the investee’s operating and financial policies, using the equity method of accounting. The investment was initially recorded at the Company’s cost and is subsequently adjusted for the Company’s net earnings in income (loss), additional contributions, and distributions. The Company assesses whether there are any indicators that the value of the Company’s investment may be other-than-temporarily impaired. An investment is other-than-temporarily impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment and the Company does not expect to recover the value in the near term.

Revenue and Promotional Allowances

Gaming revenues are measured by the aggregate net difference between gaming wins and losses, with liabilities recognized for funds deposited by customers before gaming play occurs and for chips in the customers’ possession. Hotel, food and beverage, entertainment and other operating revenues are recognized when services are performed. Advance deposits for hotel and convention bookings and advance ticket sales are recorded as customer deposits until services are provided to the customer, at which point revenue is recognized.

The retail value of accommodations, food, beverage, admissions and other services provided to guests on a complimentary basis are included in gross revenues and then deducted as

Revel AC, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

promotional allowances. Promotional allowances also include incentives provided to guests in the form of free slot play. The estimated cost of providing these complimentaries to casino patrons is included in casino expense in the accompanying Statements of Comprehensive Income, as follows:

	For the Three Months ended September 30, 2012	For the Nine Months ended September 30, 2012
Rooms	$1,137,773	$1,817,662
Food and beverage	2,684,166	4,579,887
Entertainment	1,776,168	4,048,865
Other	736,575	1,430,565

	$6,334,682	$11,876,979

Tenant Income

The majority of Revel’s food and beverage venues are operated by third party tenants, who pay rent to Revel which is calculated as a percentage of their sales. This rental income is included in entertainment and other revenue on the accompanying Statement of Comprehensive Loss.

Deferred rent liabilities related to tenant allowances received for construction costs are included in other long-term liabilities on the accompanying Consolidated Balance Sheet and are being amortized evenly, as an addition to rental income, over the related lease terms.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in New Jersey. The gaming taxes are assessed at eight percent, and are included in casino expense in the accompanying Statements of Comprehensive Income.

Revel AC, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Revel Card Liability

Our player’s program allows customers to accumulate certain point-based rewards based on the volume of both their gaming and non-gaming activity. Revel guests may earn “resort dollars” redeemable for complimentary rooms, food, beverage, retail, parking, spa, nightlife and “free slot play”. Resort dollars and “free slot play” accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Resort dollars and “free slot play” are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate resort dollars and “free slot play”, an accrual is recorded for the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2012, $2.7 million was accrued related to resort dollars and $0.8 million was accrued related to “free slot play” earned under this program, which are included in accrued expenses and other current liabilities on the accompanying balance sheet.

Advertising Expenses

Advertising costs are expensed as incurred. For the three and nine months ended September 30, 2012, total advertising costs, which are included in general and administrative costs, totaled $4.2 million and $11.1 million, respectively.

Stock-Based Compensation

Share-based payments to employees, including grants of stock options, are recognized in the consolidated statement of comprehensive income based on the fair value of the award on the grant date. All new stock option grants are valued on the date of grant using the Black-Scholes option pricing model.

Income Taxes

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards.

Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if, based on the available evidence, it is more likely

Revel AC, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-than-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

Derivative Instruments and Hedging Activities

As required by ASC 815, Derivatives and Hedging, the Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. The Company uses a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the approximate fair values of our cash flow hedges.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.

Revel AC, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. In August 2011, the Company executed an interest rate cap to hedge its interest rate risk. The interest rate cap agreement terminates on February 17, 2016. For the period from August through September 2011, the Company did not apply hedge accounting. As such, changes in fair value of the interest rate cap totaling $1.3 million for that period were recorded directly in earnings.

From the time of designation as a cash flow hedge in November 2011, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Subsequent to electing hedge accounting in November 2011, the Company recorded a loss of $0.5 million and $3.0 million for the three and nine months ended September 30, 2012, respectively, on this contract and these amounts were recognized in other comprehensive loss. Since execution, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Since the designation of the interest rate cap as a hedge, the Company determined there was no hedge ineffectiveness required to be recorded in earnings subsequent to the November 2011 designation as a cash flow hedge.

At September 30, 2012 and December 31, 2011, the interest rate cap with a fair value of approximately $0.6 million and $3.6 million, respectively, was included on the accompanying consolidated balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. At September 30, 2012 and December 31, 2011, the Company had all of its cash and cash equivalents on deposit with two financial institutions.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Revel AC, Inc.

Notes to Consolidated Financial Statements

2. Summary of Significant Accounting Policies (continued)

Reclassifications

Certain prior year amounts have been reclassified to conform to current financial statement presentation.

3. Acquisition

On February 17, 2011, the Company entered into a Purchase Agreement to acquire 100% of the membership interests of Predecessor Revel. The purchase was consummated on February 17, 2011.

The total consideration paid consisted of $38.2 million in cash, including transaction costs, principally financed with proceeds from the issuance of the Term Loan Facility and the Second Lien Notes (see Note 5).

The transaction has been accounted for as an acquisition of assets and liabilities. The following table summarizes the recording of assets acquired and liabilities assumed as of the acquisition date:

February 17, 2011
Cash and cash equivalents	$4,976,164
Accounts receivable, prepaids and other assets	20,073,566
Property and equipment	27,496,890

52,546,620
Liabilities assumed	14,298,144

Net assets acquired, including acquisition costs	$38,248,476

Revel AC, Inc.

Notes to Consolidated Financial Statements

4. Property and Equipment

Property and equipment consisted of the following:

	September 30, 2012	December 31, 2011
Land	$2,546,173	$2,364,443
Building	943,744,706	86,416,123
Furniture, fixtures, and equipment	131,910,112	5,941,491
Construction-in-progress	—	729,007,477

Total	1,078,200,991	823,729,534

Less accumulated depreciation	26,296,120	693,466

Property and equipment, net	$1,051,904,871	$823,036,068

Construction in progress related to the construction and improvement of Revel, including interest and other costs capitalized during development, is included in property and equipment and stated at cost. The capitalized costs include pre-construction costs essential to the development of Revel, development and construction costs, interest costs, real estate taxes, and other costs incurred during the period of development.

For the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and the period from February 7, 2011 through September 30, 2011, total interest costs were $37.3 million, $32.7 million, $105.6 million and $78.3 million, respectively, of which $0.0 million, $7.9 million, $18.3 million and $9.9 million, respectively was capitalized and included in property and equipment on the accompanying consolidated balance sheet, respectively.

For the three months ended September 30, 2012 and 2011, the nine months ended September 30, 2012 and the period from February 7, 2011 through September 30, 2011, depreciation and amortization expense related to property and equipment were $13.7 million, $0.1 million, $25.6 million and $0.1 million, respectively.

Revel AC, Inc.

Notes to Consolidated Financial Statements

5. Debt

Debt consists of the following:

	September 30, 2012	December 31, 2011
Term Loan Facility, net of discount of $9,758,217 and $10,900,319 at September 30, 2012 and December 31, 2011, respectively	$890,241,783	$839,099,681
Second Lien Notes, net of discount of $93,794,763 and $99,732,387 at September 30, 2012 and December 31, 2011, respectively	273,896,855	237,490,862
Other borrowings	73,597,677	—

	1,237,736,315	1,076,590,543
Less current portion	25,990,813	4,250,000

Long term debt, net of current portion	$1,211,745,502	$1,072,340,543

Term Loan Facility

On February 17, 2011, the Company entered into the credit agreement governing the $850 million Term Loan Facility.

The loans under the Term Loan Facility are denominated in U.S. dollars and bear interest at a rate per annum which, at the Company’s option, can be either: (i) a base rate plus a margin of 6.50%; or (ii) the Eurodollar rate (not to be less than 1.50% per annum) plus a margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the Term Loan Facility will bear interest at the otherwise applicable rate plus 2.00% per annum. For the period from February 7, 2011 through September 30, 2012, the Company elected to incur interest under the Term Loan Facility at the Eurodollar rate, or 9% per annum.

All borrowings under the Term Loan Facility are required to be repaid on the final maturity date of such facility (on February 17, 2017). The Term Loan Facility will amortize in quarterly installments of 0.25% of the original principal of the term loan, with the first quarterly installment due on September 30, 2012. Voluntary prepayments of loans under the Term Loan Facility are permitted in agreed minimum amounts with certain prepayment premiums set forth in the credit agreement governing the Term Loan Facility, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar rate loans. The Company is required to prepay the term loans with (a) net proceeds from asset sales, (b) net proceeds from debt issuances, (c) net proceeds from

Revel AC, Inc.

Notes to Consolidated Financial Statements

5. Debt (continued)

casualty events, (d) excess cash flow and (e) certain amounts remaining in bank proceeds accounts, in each case, subject to certain basket amounts, reinvestment rights and other provisions set forth in the credit agreement governing the Term Loan Facility. Any term loans mandatorily prepaid may not be reborrowed under the Term Loan Facility.

Obligations under the Term Loan Facility are guaranteed by the Company’s wholly owned subsidiaries. The obligations and guarantees under the Term Loan Facility are secured by a first priority security interest in substantially all of the Company’s assets (other than the proceeds of the Second Lien Notes), subject to certain exceptions set forth in the definitive documentation for the Term Loan Facility.

The Term Loan Facility requires the Company to maintain compliance with certain financial covenants commencing in fiscal 2013, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant (in each case, as defined therein), subject to the terms provided in the credit agreement governing the Term Loan Facility. In addition, the Term Loan Facility restricts the Company’s ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts.

Incremental Facility

On May 3, 2012, the Company entered into amendments to the Term Loan Facility. The amendments to the Term Loan Facility provide for (i) an additional $50 million of term loan commitments (the “Incremental Facility”) that could be drawn prior to the earlier of the Opening Date (as established under the terms of the Company’s Master Disbursement Agreement governing usage of the Company’s construction accounts) and September 30, 2012 to fund project costs and (ii) amendments and waivers to certain provisions of the Term Loan Facility to allow for additional project costs, which are expected to be funded in part by such term loans. Any term loans funded under such commitments bear interest at the same interest rate applicable to the original term loans, amortize at the same rate as the original term loans, were issued with original issue discount of 0.99%, and were subject to a commitment fee of 2.0% on the amount of such commitments.

As of September 30, 2012, $50.0 million had been drawn under the Incremental Facility to finance project costs.

Revel AC, Inc.

Notes to Consolidated Financial Statements

5. Debt (continued)

Units, Second Lien Notes and Warrants

Also on February 17, 2011, concurrently with the closing under the Term Loan Facility, the Company issued 152,200 units (the “Units”), each consisting of a Warrant to purchase 1,000 shares of Common Stock, subject to certain adjustments, and $2,000 principal amount of the Second Lien Notes at a price equal to 97.5% of the face value of the Second Lien Notes in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Second Lien Notes and the Warrants were separately transferable beginning August 17, 2011.

Interest on the Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011. All interest on the Second Lien Notes through the interest payment period ending September 15, 2013 will be payable by increasing the outstanding principal amount of the Second Lien Notes or issuing additional Second Lien Notes (“PIK Interest”). For the interest payment period ending March 15, 2014, interest on the Second Lien Notes will be payable, at the sole option of the Company, in cash or PIK Interest or a combination thereof. After the interest payment period ending March 15, 2014, all interest on the Second Lien Notes will be payable in cash. The Second Lien Notes will mature on March 15, 2018.

At any time prior to March 15, 2014, the Company may, at its option, on one or more occasions, redeem up to 35% of the aggregate principal amount of Second Lien Notes at a redemption price of 112.0% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with the net cash proceeds of one or more qualified equity offerings of the Company (or of a parent company, which net cash proceeds are contributed to the Company), subject to certain conditions. At any time prior to March 15, 2014, the Company may, at its option, on one or more occasions, redeem the Second Lien Notes, in whole or in part, at a redemption price of 100% of the principal amount plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Company may, at its option, on one or more occasions, redeem the Second Lien Notes, in whole or in part, on or after March 15, 2014, at redemption prices set forth in the indenture governing the Second Lien Notes (the “Indenture”).

In addition, upon a change of control, as defined in the Indenture, the Company is required to make an offer to repurchase the Second Lien Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. If the Company sells

Revel AC, Inc.

Notes to Consolidated Financial Statements

5. Debt (continued)

certain assets or experiences certain events of loss and the net proceeds thereof that are not reinvested in compliance with the Indenture (“Excess Proceeds”) exceed $50 million, the Company is required to use such Excess Proceeds to offer to repurchase the Second Lien Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. At the end of the accrual periods ending after February 17, 2016, the Company is required to redeem for cash a portion of each Second Lien Note then outstanding necessary to prevent such note from being treated as an “applicable high yield discount obligation” within the meaning of the Internal Revenue Code of 1986, as amended. The redemption price will be 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Second Lien Notes also are subject to certain transfer restrictions and to redemption under the New Jersey gaming laws. It is not practical for the Company to determine the amount that would become due subject to this provision. As such, the entire outstanding principal balance is included in the thereafter disclosure in the future minimum payments of long-term debt table based on the maturity date of the Second Lien Notes of March 15, 2018.

The Indenture contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things and subject to certain qualifications and exceptions: pay dividends or distributions, make investments or repurchase equity or prepay certain debt; incur additional debt; create liens on assets to secure debt; enter into transactions with affiliates; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries.

The Company was in compliance with all covenants of the Second Lien Notes as of September 30, 2012.

Revel AC’s obligations under the Indenture are guaranteed by the majority of its wholly owned subsidiaries. The guarantees are joint and several and full and unconditional, subject to certain customary automatic release provisions. The subsidiaries of Revel AC other than the subsidiary guarantors are minor as the assets and operating results of such non-guarantor subsidiaries are insignificant. Other than its investment in its subsidiaries, Revel AC Inc.’s only assets are restricted cash to fund obligations under the Term Loan Facility and Second Lien Notes.

The Second Lien Notes and the guarantees thereof are secured by a first priority security interest in the proceeds of the Second Lien Notes and a second priority security interest in substantially all of our assets (other than the proceeds of the Term Loan Facility), subject to certain exceptions set forth in the definitive documentation for the Second Lien Notes. The priority of the security interests in the collateral and related creditors’ rights are set forth in an intercreditor agreement.

Revel AC, Inc.

Notes to Consolidated Financial Statements

5. Debt (continued)

The Warrants become exercisable, subject to certain conditions and subject to mandatory exercise in certain circumstances, on the business day immediately following the earlier of (1) the third anniversary of the opening date of the casino project and (2) the consummation of a “liquidity event” defined, subject to certain exceptions, as: (i) the sale, lease, or disposition of substantially all of the assets of the Company and its subsidiaries taken as a whole to any third party; (ii) the adoption by the stockholders of the Company of a plan or filing by the Company of any petition relating to the bankruptcy, liquidation or dissolution of the Company; (iii) the consummation of any transaction the result of which is that any person or group becomes the beneficial owner of more than 50% of the outstanding voting stock of the Company, measured by voting power, other than beneficial ownership by a person or group that is a permitted holder, as defined in the Indenture; (iv) the disposition by the Company’s management of beneficial ownership of 50% or more of the outstanding shares of Common Stock beneficially owned by them as of February 17, 2011, other than to the Company or another permitted holder; or (v) a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act (other than on Form S-4, S-8 or their equivalents) covering the offer and sale of the Common Stock for the account of the Company to the public. In addition, all of the Warrants, if not previously exercised, shall be automatically and mandatorily exercised on February 17, 2021. The Warrants and the shares underlying the Warrants are subject to certain transfer restrictions and to redemption under the New Jersey gaming laws. The holders of the Warrants (the “Warrant holders”) are also party to a Securityholders’ Agreement pursuant to which they have certain rights, including preemptive rights, rights to designate directors, approval rights for certain transactions, information rights and registration rights.

The Company accounted for the Warrants in accordance with the applicable accounting guidance provided in ASC Topic 815. Accordingly, the Warrants have been classified as equity instruments. At issuance, the Company estimated the fair value of the Warrants utilizing a Black-Scholes option pricing model using Level 3 inputs. The estimated fair value of the Warrants on the issuance date was approximately $100.0 million. In accordance with ASC Topic 815, the Warrants were recorded on the date of issuance by allocating the proceeds from the Second Lien Notes under a relative fair value approach. As a result of such approach, the Warrants were recorded at $97.5 million on the accompanying consolidated balance sheet.

Revel AC, Inc.

Notes to Consolidated Financial Statements

5. Debt (continued)

Revolver

On May 3, 2012, the Company entered into a revolving credit facility (the “Revolver”), which, as amended August 22, 2012, permits up to $100 million in commitments. As of September 30, 2012, $100 million of lender commitments have been obtained under the Revolver. The loans under the Revolver are denominated in U.S. dollars and bear interest at a rate per annum which, at the Company’s option, can be either: (i) a base rate (subject to a floor of 2%) plus a margin of 6.50%; or (ii) the Eurodollar rate (subject to a floor of 1%) plus a margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the Revolver bear interest at the otherwise applicable rate plus 2.00% per annum.

All borrowings under the Revolver are required to be repaid by August 22, 2014. Subject to certain conditions, we are required to prepay the revolving loans with certain upfront payments under material leases and settlements of certain construction related claims (with no reduction in commitments). Voluntary prepayments of loans under the Revolver are permitted and may be reborrowed. Commitments under the Revolver may not be terminated prior to August 22, 2013 without requisite lender consent.

Obligations under the Revolver are guaranteed by the Company’s wholly owned subsidiaries. The Company’s obligations under the Revolver and the guarantees thereof are generally secured by a first priority or “first out” security interest in substantially all of the Company’s assets (other than funds constituting proceeds of the Term Loan Facility and the Second Lien Notes), subject to certain exceptions set forth in the definitive documentation for the Revolver.

The Revolver requires the Company to maintain compliance with certain financial covenants, commencing in fiscal year 2013, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant, subject to the terms provided in the Revolver. In addition, the Revolver restricts the Company’s ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts.

As of September 30, 2012, $42.3 million was outstanding under the Revolver, which includes a $1.9 million irrevocable letter of credit drawn as collateral for workers’ compensation claims.

Revel AC, Inc.

Notes to Consolidated Financial Statements

5. Debt (continued)

In connection with the amendment to the Revolver on August 22, 2012, the documentation for the Indenture and the Term Loan Facility was amended to permit increases in Revolver commitments up to $100 million.

Other Borrowings

The Company acquired approximately 2,300 slot machines under financing arrangements, for use in the casino operation. These financing arrangements, with five slot manufacturers, are payable in installments over varying time periods for the next three years.

Disbursement Agreement

On May 3, 2012, the Master Disbursement Agreement governing usage of the Company’s construction accounts (the “Disbursement Agreement”) was modified by the Company, REG, the disbursement agent party thereto, the collateral agent for the Term Loan Facility, and the collateral agent for the Second Lien Notes, to allow for additional project costs and additional sources of funding to finance such project costs (including for additional term loan commitments under the Term Loan Facility and the commitments under the Revolver). Absent the amendments to the Term Loan Facility and the Second Lien Notes, the Company would not have been in compliance with certain provisions of the Term Loan Facility and the Second Lien Notes.

6. Commitments and Contingencies

In February 2011, the Company entered into an Energy Services Agreement (the “ESA”) with ACR Energy Partners, LLC pursuant to which the Company has continued to engage ACR Energy Partners, LLC to design and construct a central utility plant (“CUP”) on land leased from the Company that will supply the Company with all of its thermal energy (hot and chilled water) and electricity needs for Revel. The term of the ESA is for a period of 20 years commencing on the date that Revel is commercially open to the public (or April 2, 2012). Obligations under the ESA contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the ESA are currently estimated at approximately $20.2 million per annum. The variable fee component under the ESA is based upon pre-negotiated rates. The Company’s current estimate of variable payments expected to be made in accordance with the ESA is $8.0 million per annum, excluding costs for electricity.

Revel AC, Inc.

Notes to Consolidated Financial Statements

6. Commitments and Contingencies (continued)

The Company, through its subsidiary NB Acquisition, LLC, is party to a ground lease for ACR Energy Partners, LLC to lease the land on which the CUP is located. The initial term of the ground lease commenced on April 8, 2011 and expires with the expiration of the ESA (April 1, 2032). Fixed rent under the ground lease is $197,617 annually, payable to the Company in equal monthly installments.

During the third quarter of 2012, the Company received an additional real estate tax assessment (the “Assessment”) for the period from June 1, 2012 through December 31, 2012 as a result of the commencement of operations of Revel on April 2, 2012. The total amount of tax associated with the Assessment was $10.4 million for 2012, of which $5.9 million was recorded as general and administrative expense during the three months ended September 30, 2012. The Company has filed an appeal of the Assessment.

The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (“CRDA”). Under the terms of an agreement with the CRDA, the Company has agreed to donate the first four years of deposits to the CRDA. As a result, the Company has recorded a full reserve for its CRDA obligation as of September 30, 2012 totaling $1,211,789.

From time to time, the Company is a party to various claims and lawsuits arising in the normal course of business, including the construction and development of Revel. Legal proceedings of this nature are inherently unpredictable and substantial losses sometimes result. As a consequence, the Company may in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its financial position, results of operations, or cash flows. The Company is of the opinion that these litigations or claims will not have a material negative effect on its consolidated financial position, results of operations, or cash flows.

7. Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a valuation hierarchy of the inputs used to measure fair value. This hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Revel AC, Inc.

Notes to Consolidated Financial Statements

7. Fair Value Measurements (continued)

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the Company’s own assumptions.

An asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents the assets measured at fair value on a recurring basis by input level in the consolidated balance sheet at September 30, 2012 and December 31, 2011:

	Level 1	Level 2	Level 3	Total September 30, 2012
	(In Thousands)
Assets
Derivatives	$—	$589	$—	$589

	$—	$589	$—	$589

	Level 1	Level 2	Level 3	Total December 31, 2011
	(In Thousands)
Assets
Derivatives	$—	$3,610	$—	$3,610

	$—	$3,610	$—	$3,610

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt. The Company considers the carrying amount of cash, accounts receivable, accounts payable, and accrued liabilities to approximate their fair values because of the short period of time between the origination of such instruments and the expected realization, or because of their current market rates of interest.

Revel AC, Inc.

Notes to Consolidated Financial Statements

7. Fair Value Measurements (continued)

The estimated fair value of the Company’s Term Loan Facility (including the Incremental Facility) on September 30, 2012 and December 31, 2011 was approximately $695.3 million and $774.4 million, respectively. The estimated fair value of the Company’s Second Lien Notes on September 30, 2012 and December 31, 2011 was approximately $133.9 million and $225.3 million, respectively. The Company estimates the fair value of its long-term debt using a combination of quoted market prices and expected future payments discounted at risk-adjusted rates. The fair value of long-term debt is considered a Level 2 measurement within the fair value hierarchy.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. In August 2011, the Company executed an interest rate cap to hedge its interest rate risk. The interest rate cap agreement terminates on February 17, 2016. The notional amount of the derivative contract is $400 million and has a fair value of $0.6 million and $3.6 million recorded in the consolidated balance sheet at September 30, 2012 and December 31, 2011, respectively. The Company has recorded a loss on this contract of $1.3 million in the prior year period. This loss was recorded on the consolidated statement of operations as change in fair value of interest rate cap. Subsequent to electing hedge accounting in November 2011, the Company recorded a cumulative loss of $3.0 million on this contract in the current year and this amount was recognized in other comprehensive loss.

In determining fair value of derivative instruments, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s credit risk, the Company estimates its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly-traded debt with a corresponding rating. The Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2012 or December 31, 2011.

Revel AC, Inc.

Notes to Consolidated Financial Statements

8. Income Taxes

Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the balance sheet. These temporary differences result in taxable or deductible amounts in future years.

A valuation allowance is recorded if it is more likely than not that a net deferred tax asset will not be realized. In assessing its need for a valuation allowance, the Company considered all available positive and negative evidence including its status as a start-up entity with pre-opening losses and forecasted operating losses for 2012. Based on this analysis, the Company has recorded a full valuation allowance on its net deferred tax assets as of September 30, 2012. The Company will continue to reassess its valuation allowance on a quarterly basis and if future evidence allows for a partial or full release of the valuation allowance a tax benefit will be recorded accordingly in the subsequent period.

Uncertain tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the appropriate year such tax positions are claimed, including any related interest or penalties. The Company did not have any recorded uncertain tax positions as of September 30, 2012.

For income tax reporting, the Company has federal and state net operating loss carryforwards as of December 31, 2011 of approximately $68.3 million available to reduce future federal and state taxable income. Such net operating loss carryforwards expire in 2031.

The Company files federal and New Jersey income tax returns and the tax year 2011 remains open subject to examination by the tax authorities.

9. Long-Term Incentive Program

The Company has one share-based compensation plan pursuant to which awards have been made, the Amended and Restated 2011 Equity Incentive Plan. The purpose of the Amended and Restated 2011 Equity Incentive Plan is to provide stock options, stock issuances or other equity interests in the Company to certain of the Company’s employees, officers, and directors, or those of its parent or subsidiaries.

Revel AC, Inc.

Notes to Consolidated Financial Statements

9. Long-Term Incentive Program (continued)

Options granted under the Amended and Restated 2011 Equity Incentive Plan for the period from February 7, 2011 through September 30, 2012 are as follows:

Number of Options	Grant Date	Exercise Price	Vesting Date (a)	Exercise Life	Grant Date Fair Value
5,900,000	6/15/2011	$0.62	6/15/2012(a)	10 years	$0.35
237,537	12/14/2011	$0.62	6/30/2014(a)	10 years	$0.35
616,690	2/16/2012	$0.62	2/16/2015(b)	10 years	$0.55

(a)

The 5,900,000 options granted on June 15, 2011 vest over the one year period ending June 15, 2012. The 237,537 options granted on December 14, 2011 vest in three equal installments beginning on June 30, 2012.

(b)

One third of the options vest on the 24 month anniversary of the grant date; one third vest on the 36 month anniversary of the grant date; and one third vest upon achievement of the performance goals based on the achievement of operating targets set forth in the Securityholders’ Agreement. The Company recognizes compensation cost for options that are expected to vest and for which performance criteria are probable of being achieved. During the nine months ended September 30, 2012, 34,765 of the granted options were forfeited.

Also on December 14, 2011, the Company’s board of directors (the “Board of Directors”) authorized the grant of additional options to purchase 237,537 shares to two additional non-employee directors upon such directors’ appointment to the Board of Directors following receipt of the requisite regulatory approvals. Such options will have an exercise price equal to the then per-share fair market value of the Common Stock on the date granted, as determined by the Board of Directors, and otherwise will be subject to the Company’s previously approved form of option agreement for non-employee directors. As of September 30, 2012, none of these options have been granted. Of the options granted, 34,765 were forfeited during the nine months ended September 30, 2012.

The Company recognizes compensation expense amounts on a straight-line basis over the vesting period based on the estimated grant-date fair value using the Black-Scholes valuation model. The total compensation expense in the accompanying consolidated statement of comprehensive income for options granted under the Amended and Restated 2011 Equity Incentive Plan for the nine months ended September 30, 2012 was $1.1 million.

Revel AC, Inc.

Notes to Consolidated Financial Statements

9. Long-Term Incentive Program (continued)

At September 30, 2012, with the exception of the 5,900,000 options which vested on June 15, 2012, none of the options have vested, expired, or been exercised and the cumulative unamortized value of the outstanding options was $0.4 million.

The fair value for the options granted in 2011 and 2012 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30, 2012	Period from February 7, 2011 to December 31, 2011
Risk-free interest rate	1.1%	1.6%
Dividend yield	0%	0%
Volatility factor	52.0%	66.0%
Expected life (in years)	6.25	5

The weighted-average fair value of options granted during 2011 and 2012 was $0.35, and $0.55, respectively.

The Company’s computation of stock-price volatility is based on the volatility rates of comparable publicly held companies over a period equal to the estimated useful life of the options granted by the Company. The risk-free rate is the average U.S. Treasury rate with a term that most closely resembles the expected life of the option. Expected life is based on the vesting term of the options.

If the Company had made different assumptions about the stock-price volatility rates, expected life, or other assumption, the related compensation expense and net loss could have been significantly different.

Performance-Based Units

In connection with the purchase of Predecessor Revel in February 2011, the Company’s Chief Executive Officer received certain performance-based stock units relating to 9,947,712 shares of Common Stock. Additionally, in February 2012, 635,007 stock units were granted to certain executives of the Company, 211,669 of which are performance-based. The February 2011 and

Revel AC, Inc.

Notes to Consolidated Financial Statements

9. Long-Term Incentive Program (continued)

2012 stock units are collectively referred hereafter as the “Performance-Based Units”. At September 30, 2012, 4,831,746 of the Performance-Based Units have vested and the fair value of the Performance-Based Units was $6.2 million.

The Performance-Based Units will vest and the recipient will be entitled to receive the underlying shares if certain operating targets are achieved. The Company evaluates the performance-based operating targets at the end of each financial reporting period and recognizes compensation expense for those Performance-Based Units that management believes are probable that the performance target will be achieved. As of September 30, 2012, the performance targets for 4,831,746 shares of the Performance-Based Units were met.

Compensation expense related to the share-based payments of the Company’s parent, which are granted to individuals performing services on behalf of the Company, is allocated to the Company’s results of operations. The total compensation expense included in the accompanying consolidated statement of comprehensive income for Performance-Based Units for the nine months ended September 30, 2012 and the period February 7, 2011 through September 30, 2011 was $2.4 million and $2.3 million, respectively.

10. Subsequent Events

Revel was closed from 12:00 p.m. on Sunday, October 28, 2012 to 12:00 p.m. on Saturday, November 3, 2012 due to Hurricane Sandy. New Jersey Governor Chris Christie declared a state of emergency in Atlantic County and ordered a mandatory evacuation for Atlantic City. The Company is in the process of assessing the amount of loss as a result of the storm and the extent of the losses that may be covered under its insurance policies.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and related notes included elsewhere in this report and with our audited consolidated financial statements and related notes included in our prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on October 15, 2012 (the “Prospectus”). This discussion contains forward-looking statements that are based on management’s current expectations, plans and strategies about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in these forward-looking statements as a result of the factors we describe elsewhere in this report, particularly in Part II. Item 1A. “Risk Factors.” Unless the context otherwise requires, all references in this section to the “Company,” “we,” “us” or “our,” or similar terms, refer to Revel AC, Inc., a Delaware corporation (“Revel AC”), and its consolidated subsidiaries.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this report contains statements that are forward-looking, including, but not limited to, statements relating to: the remaining construction and development of the amenities of Revel (as defined below); close out costs (as defined below) and the timing of completion; sources and uses of funds for close out costs; development and operation of Revel; our expectations for the continued availability and cost of capital; and our expectations of future results of operations or financial condition.

Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. These statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “expects,” “intends,” “may,” “will,” “should,” “guidance” or “anticipates” or the negative or other variation of these or similar words, or by discussions of future events, strategies or risks and uncertainties.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and you should not place undue reliance on such forward-looking statements. Our forward-looking statements are qualified in their entirety by reference to the factors listed immediately below. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

•	our failure to satisfy the conditions precedent to the funding of remaining components of the financing for Revel;

•	development costs of Revel, which could be higher than expected;

•

the failure of ACR Energy Partners, LLC to successfully operate a central utility plant in accordance with the Energy Services Agreement by and between ACR Energy Partners, LLC and Revel Entertainment Group, LLC, a New Jersey limited liability company;

•	the failure of Atlantic City to complete an erosion control project intended to enhance areas around Revel;

•

the uncertainty as to the payment, and the timing of any such payment, of certain additional public funds that we are eligible to receive, including, without limitation, payments related to an Economic Redevelopment Growth Grant, Revel’s designation as an “entertainment-retail district” by the Casino Reinvestment Development Authority and our Brownfield Reimbursement Agreement with the State of New Jersey;

•	our substantial leverage and debt obligations;

•	restrictions imposed by our debt agreements including certain financial maintenance covenants, and our ability to satisfy those covenants;

•

our limited operating history and difficulties frequently encountered by companies in early stages of substantial real estate development and gaming projects or the establishment of a new business enterprise;

•	our ability to generate sufficient revenues or cash flow to meet our operating needs or other obligations;

•	our dependence, as a holding company, upon the operations of our subsidiaries, which may not generate sufficient cash flow to meet our operational requirements and substantial debt obligations;

•	our dependence on a single property and a single gaming market;

•

our insurance coverage, which may not be available or sufficient to cover losses that Revel could suffer given that we are entirely dependent on Revel for all of our cash flow and thus are subject to greater risks than a gaming company with more operating properties;

•	our operational strategy, which differs from that of many existing local competitors;

•	our dependence on our Chief Executive Officer, Kevin DeSanctis, and other key personnel;

•	other uncertainties in starting up new operations at Revel, including, without limitation, our ability to hire and retain qualified employees;

•

intense existing and future competition from gaming operations and other forms of entertainment in the Atlantic City market and with other casino facilities, especially in the northeastern and mid-Atlantic regions of the United States, including without limitation, new or expansion of gaming facilities in Delaware, Maryland, Massachusetts, New Jersey, New York, Pennsylvania and West Virginia, with existing Native American gaming establishments in Connecticut, with gaming facilities in other states, including, without limitation, Nevada, with gaming facilities elsewhere in the world, and with leisure and entertainment activities in general;

•	continued declines in gaming revenues and gross gaming profits for Atlantic City casinos, which have significantly decreased since 2006;

•	continued weakness and further weakening in global economic conditions and the financial and credit markets;

•

other conditions that could negatively impact the number of visitors to our property and demand for amenities offered at Revel, including, without limitation, decreased consumer and tourism spending, decreased corporate spending on travel and conventions, availability of credit, increases in gas prices, weather-related factors, factors relating to the current state of world affairs, and any further acts of terrorism or any other destabilizing events that may adversely affect the economy in general and/or the casino industry in particular;

•	other economic, competitive, demographic, business and other conditions in our local and regional markets;

•	our ability to extend credit to, and collect receivables from, our credit players;

•

increases in labor costs or limitations on our operational flexibility, including, without limitation, as a result of collective bargaining agreements and union organization activities, and other labor related matters such as work stoppages, strikes and other unexpected shutdowns;

•	extensive regulation, licensing and taxation by gaming authorities;

•	required payments of substantial taxes and fees in connection with our operation as a gaming company, which could increase in the future;

•

extensive regulation from other governmental authorities and adverse changes or developments in laws or regulations, including, without limitation, laws and regulations related to gaming, tax, zoning, environmental, construction and land-use laws and laws and regulations governing the serving of alcoholic beverages;

•	intellectual property claims and other litigation;

•	the ability of our management stockholders to exert significant control over our future direction; and

•

terms of certain agreements between us and the holders of our outstanding warrants, which prohibit us from taking certain actions without the prior consent of the warrant holders or the directors designated by the warrant holders or at all, and provide certain other rights which could impede our ability to raise additional equity capital or take certain other actions.

All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements included in this report. We undertake no obligation to publicly update or revise any forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur.

Overview

We own and operate Revel, a Las Vegas-style, beachfront entertainment resort and casino located on the Boardwalk (the “Boardwalk”) in the south inlet of Atlantic City, New Jersey (“Revel”). Revel AC was formed on February 7, 2011, by Kevin DeSanctis, our Chairman, Chief Executive Officer and principal stockholder, and, on February 17, 2011, Revel AC consummated the acquisition of Revel Entertainment Group, LLC, a Delaware limited liability company, NB Acquisition, LLC, a New Jersey limited liability company, and Revel Atlantic City, LLC, a New Jersey limited liability company (collectively, “Predecessor Revel”) from an affiliate of Morgan Stanley. From the acquisition of Predecessor Revel until the opening of Revel on April 2, 2012, our activities were limited to the development, construction and financing of Revel and related activities.

Revel is a 6.2 million square foot smoke-free facility located on approximately 20 acres with 820 feet of Boardwalk frontage and offers premier resort and group amenities with 1,399 rooms, 3,500 gaming positions and a variety of entertainment amenities. The 130,000 square foot casino features 113 table games, a poker room with 37 tables, and approximately 2,400 slot machines. The resort’s 11 dining venues include three signature restaurants: Amada, American Cut and Azure. Revel also offers: two nightclubs, managed and operated by IDEA Boardwalk, LLC, the Social and HQ; one burlesque club operated by RJ Atlantic City, LLC; a 31,512 square foot spa, operated by Exhale; five indoor and outdoor pools; private cabanas and fire pits; an arena/theatre with the capacity to hold 5,500 persons; retail space featuring boutiques from Hugo Boss, Denim Habit, DNA Emporium 2050 and Revolution Jewelers; and approximately 160,000 square feet of convention, meeting and event space.

On February 17, 2011, we consummated a $1.1 billion financing, described further below under “—Liquidity and Capital Resources,” to fund the acquisition of Predecessor Revel and the completion of the development and construction, as well as initial operations, of Revel.

The historical financial statements of Predecessor Revel are not being provided and are not discussed herein because Revel AC acquired the assets of Predecessor Revel with the intent to develop and construct a new business rather than acquiring an ongoing business with a continuing revenue stream.

The Term Loan Facility (as defined below) and the Revolver (as defined below) require us to satisfy various financial maintenance covenants, including a leverage ratio and an interest coverage ratio. The leverage ratio and interest coverage ratio are tested over a trailing four fiscal quarter period throughout the term of the applicable facilities, commencing with the four quarter period beginning on July 1, 2012 and ending on June 30, 2013. In addition, we are subject to covenants regarding limits on certain capital expenditures.

We can give no assurances that we will generate sufficient EBITDA to meet such financial maintenance covenants under the Term Loan Facility and the Revolver. If our EBITDA fails to increase substantially over the levels of EBITDA generated over our initial months of operations, we will be unable to meet our financial maintenance covenants, which will result in an event of default under the Term Loan Facility and Revolver.

Results of Operations

From the acquisition of Predecessor Revel until the opening of Revel, we were in our construction and pre-opening stage, and our efforts were devoted principally to the development and construction of Revel. Accordingly, our historical operating results will not be indicative of future operating results.

On April 2, 2012, we transitioned from a development stage company to an operational company. Accordingly, we do not have comparable income, expenses or results of operations from our previous year.

We commenced operations on April 2, 2012. Because we were solely in our construction and pre-opening stage during the period from February 7, 2011 to April 2, 2012 and have not operated for a full year, we believe that our results of operations for the three and nine months ended September 30, 2012 as compared to the three months ended September 30, 2011 and the period from February 7, 2011 through September 30, 2011, respectively, are neither comparable nor indicative of future results. Accordingly, we do not include any comparison to the three months ended September 30, 2011 or the period from February 7, 2011 through September 30, 2011, except in certain circumstances where we believe such a comparison is relevant.

Our operations are conducted entirely at Revel, which includes hotel, casino, entertainment, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss of $86.8 million for the three months ended September 30, 2012, as compared to a net loss of approximately $34.5 million for the three months ended September 30, 2011. A net loss of $221.2 million was incurred for the nine months ended September 30, 2012. As a result of our development and construction activities, we recognized a net loss for the period from February 7, 2011 (date of inception) to September 30, 2011 of approximately $87.7 million. Total expenses during this period consisted primarily of $18.6 million of pre-opening costs and $68.4 million of interest expense. Upon the opening of Revel on April 2, 2012, we are no longer capitalizing interest costs as a cost of developing and constructing Revel.

Certain gaming industry specific statistics are included in the discussion of our operational performance for the three and nine months ended September 30, 2012. These statistics are defined below.

•	“table drop” – the amount of cash and net markers issued that is deposited in a gaming table’s drop box.

•	“table games win” – the amount of table drop that is retained and recorded as casino revenue.

•	“table games hold percentage” – calculated by dividing table games win by table drop.

•	“handle” – total amount wagered in a slot machine.

•	“slot win” – the amount of handle retained and recorded as casino revenue.

•	“slot hold percentage” – calculated by dividing slot win by handle.

•	“average daily rate” (“ADR”) – calculated by dividing total room revenue by total rooms occupied.

•	“revenue per available room” (“REVPAR”) – calculated by dividing total room revenue by total rooms available.

Table drop and handle are indicators of business volumes in the casino operation, and have a direct impact on the amount of revenue generated in the casino operation. The table games hold percentage and slot hold percentage, when applied to table drop or handle, respectively, results in the amount that is retained by the Company as casino revenue; fluctuations in these percentages can have a significant impact on casino revenue. REVPAR is an indicator of business volume in hotel operation, while ADR can fluctuate based on the mix of rooms occupied (for instance, leisure room rates vary from group room rates) and market availability.

Recent Events

Revel was closed from 12:00 p.m. on Sunday, October 28, 2012 to 12:00 p.m. on Saturday, November 3, 2012 due to Hurricane Sandy. New Jersey Governor Chris Christie declared a state of emergency in Atlantic County and ordered a mandatory evacuation for Atlantic City. The Company is in the process of assessing the amount of loss as a result of the storm and the extent of the losses that may be covered under its insurance policies. Our ability to estimate the impact that the storm and its aftermath will have on our current and future results of operations is subject to uncertainty, and the storm and its aftermath could have a significant impact on our results of operations for the three months ended December 31, 2012.

For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues

	Three Months Ended September 30,
	2012	2011
Revenues:
Casino	$53,441,388	$—
Rooms	14,219,486	—
Food and beverage	7,721,969	—
Entertainment and other	11,202,946	—

Gross revenue	86,585,789	—
Less: promotional allowances	24,738,977	—

Net revenues	$61,846,812	—

Revel’s gross gaming revenues were $53.4 million for the three months ended September 30, 2012 consisting of table games, slots and poker revenue. Table game revenue for the three months ended September 30, 2012 was $17.5 million including poker revenue. The table games hold percentage for the three months ended September 30, 2012 was 11.3% which is currently below our expected normalized hold of approximately 14.0%. This resulted in lower than expected tables games revenues for the three months ended September 30, 2012 of approximately $4.0 million. The volume of table games play increased steadily over the three months since the commencement of operations as we focused on hosted table games customers.

Slot revenue for the three months ended September 30, 2012 was $35.9 million. The slot hold percentage for the three months ended September 30, 2012 was 9.3%, as compared to the Atlantic City industry average slot hold percentage for the same period of 9.1%. We continue to focus our efforts on increasing the level of slot play through leveraging our loyalty card program and building our database of slot customers.

Non-gaming gross revenues over the same period were $33.1 million, consisting of room revenue of $14.2 million, food and beverage revenue of $7.7 million, entertainment revenue of $4.8 million, partner income of $4.0 million and other revenues of $2.4 million. The partner income represents rental income based on a percentage of sales generated at our tenant locations throughout the property.

The Company’s gross room revenues were approximately $14.2 million for the three months ended September 30, 2012. ADR and occupancy for that period were $138.53 and 79.7%, respectively, generating REVPAR of $110.48.

Gross food and beverage revenues for the three months ended September 30, 2012 of $7.7 million was from Revel owned food and beverage venues.

Promotional allowances for the three months ended September 30, 2012 included the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $24.7 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances.

Departmental, Administrative and Other Expenses

Operating expenses for the three months ended September 30, 2012 include direct departmental expenses not present in the three months ended September 30, 2011. For the three months ended September 30, 2012, these departmental expenses included casino expenses of $37.1 million, rooms expenses of $3.1 million, food and beverage expenses of $4.3 million, and entertainment and other expenses of $9.8 million.

General and administrative expenses totaled approximately $43.5 million for the three months ended September 30, 2012 and included real estate taxes, utilities, advertising, IT, legal and other administrative expenses.

Expenses for the three months ended September 30, 2012 include non-recurring expenses relating to the opening and related start-up costs which included promotional allowances, promotional expenses, entertainment, marketing, operating, legal and payroll related expenses. These expenses totaled $28.9 million for the three months ended September 30, 2012. Revenues associated with these costs are included in operating revenues and totaled $4.8 million for the three months ended September 30, 2012.

Other Income (Expense)

Interest expense, net of amounts capitalized

Interest expense for the three months ended September 30, 2012 was $37.3 million as compared to $24.8 million for the three months ended September 30, 2011. The Company ceased capitalizing interest to construction costs effective April 2, 2012 when the property commenced operations.

Pre-opening expenses

Until the opening of Revel on April 2, 2012, pre-opening expenses were expensed as incurred and consisted primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. Therefore, no pre-opening expenses were incurred during the three months ended September 30, 2012. Total pre-opening expenses during the three months ended September 30, 2011 consisted primarily of $8.6 million of pre-opening costs and $24.8 million of interest expense. Upon the opening of Revel on April 2, 2012, we are no longer capitalizing interest costs as a cost of developing and constructing Revel.

Depreciation and amortization

Depreciation and amortization expense was $13.7 million for the three months ended September 30, 2012 as a result of the opening of Revel. During the construction of Revel, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Revel opened on April 2, 2012, these assets were deemed to have been placed into service and we began recognizing the associated depreciation expense.

For the nine months ended September 30, 2012 compared to the period from February 7, 2011 (date of inception) to September 30, 2011

Revenues

	Nine Months ended September 30, 2012	February 7, 2011 (Date of Inception) to September 30, 2011
Revenues:
Casino	$95,179,023	$—
Rooms	24,024,162	—
Food and beverage	12,390,813	—
Entertainment and other	21,189,276	—

Gross revenue	152,783,274	—
Less: promotional allowances	35,555,113	—

Net revenues	$117,228,161	—

Revel’s gross gaming revenues were $95.2 million for the nine months ended September 30, 2012 consisting of table games, slots and poker revenue. Table game revenue for the nine months ended September 30, 2012 was $32.2 million including poker revenue. The table games hold percentage for the nine months ended September 30, 2012 was 12.0% which is currently below the Atlantic City industry average for the same time period of approximately 14.4%. The volume of table games play increased steadily over the nine months since the commencement of operations as we focused on hosted table games customers.

Slot revenue for the nine months ended September 30, 2012 was $63.0 million. The slot hold percentage for the nine months ended September 30, 2012 was 9.5%, compared to the Atlantic City industry average slot hold for the same period of 9.0%. We continue to focus our efforts on increasing the level of slot play through leveraging our loyalty card program and building our database of slot customers.

Non-gaming gross revenues over the same period were $57.6 million, consisting of room revenue of $24.0 million, food and beverage revenue of $12.4 million, entertainment revenue of $11.1 million, partner income of $5.6 million and other revenues of $4.5 million. The partner income represents rental income based on a percentage of sales generated at our tenant locations throughout the property.

The Company’s gross room revenues were approximately $24.0 million for the nine months ended September 30, 2012. ADR and occupancy for that period were $161.14 and 64.1%, respectively, generating REVPAR of $103.37.

Gross food and beverage revenues for the nine months ended September 30, 2012 of approximately $12.4 million was from Revel owned food and beverage venues.

Promotional allowances for the nine months ended September 30, 2012 included the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $35.6 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances.

Departmental, Administrative and Other Expenses

Operating expenses for the nine months ended September 30, 2012 include direct departmental expenses not present in the period from February 7, 2011 through September 30, 2011. For the nine months ended September 30, 2012, these departmental expenses included casino expenses of $68.8 million, rooms expenses of $5.2 million, food and beverage expenses of $7.6 million, and entertainment and other expenses of $21.9 million.

General and administrative expenses totaled approximately $83.0 million for the nine months ended September 30, 2012 and included real estate taxes, utilities, advertising, IT, legal and other administrative expenses.

Expenses for the nine months ended September 30, 2012 include non-recurring expenses relating to the opening and related start-up costs which included promotional allowances, promotional expenses, entertainment, marketing, operating, legal and payroll related expenses. These expenses totaled $50.9 million for the nine months ended September 30, 2012. Revenues associated with these costs are included in operating revenues and totaled $9.7 million for the nine months ended September 30, 2012.

Other Income (Expense)

Interest expense, net of amounts capitalized

Interest expense for the nine months ended September 30, 2012 was $87.3 million as compared to $68.4 million for the period from February 7, 2011 through September 30, 2011. The Company ceased capitalizing interest to construction costs effective April 2, 2012 when the property commenced operations.

Pre-opening expenses

Until the opening of Revel on April 2, 2012, pre-opening expenses were expensed as incurred and consisted primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. Total pre-opening expenses during period from February 7, 2011 through September 30, 2011 consisted primarily of $18.6 million of pre-opening costs and $68.4 million of interest expense. Upon the opening of Revel on April 2, 2012, we are no longer capitalizing interest costs as a cost of developing and constructing Revel.

Depreciation and amortization

Depreciation and amortization expense was $25.6 million for the nine months ended September 30, 2012 as a result of the opening of Revel. During the construction of Revel, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Revel opened on April 2, 2012, these assets were deemed to have been placed into service and we began recognizing the associated depreciation expense.

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash Flows data for each of the periods indicated (unaudited, in millions):

	Nine Months Ended September 30, 2012	February 7, 2011 (Date of Inception) to September 30, 2011

Net cash used in operating activities	$(110.4)	$(78.6)
Net cash provided by (used in) investing activities	$34.6	$(996.1)
Net cash provided by financing activities	$80.6	$1,081.5

Net cash used in operating activities

The decrease in cash used in operating activities during the nine months ended September 30, 2012, as compared to the net cash used by operating activities from February 7, 2011 (date of inception) to September 30, 2011, was primarily attributable to the decrease in working capital following the commencement of operations on April 2, 2012, as well as losses generated in the first nine months of operations.

Net cash provided by (used in) investing activities

Cash flows provided by investing activities of $34.6 million during the nine months ended September 30, 2012 were attributable to capital expenditures of $230.6 million, and were primarily incurred for the payment of construction payables from the ongoing construction of the property, offset by the use of proceeds from the Term Loan Facility, the Units (as defined below) and the Revolver, the decrease in restricted cash of $242.0 million and proceeds from our tenants of $23.3 million as part of their tenant contributions toward construction costs. Cash flows used in investing activities of $996.1 million during the period from February 7, 2011 (date of inception) to September 30, 2011 were primarily attributable to the payment of construction payables from the ongoing construction of the property of $447.6 million, the acquisition cost for Predecessor Revel of $33.3 million and the increase in restricted cash of $513.2 million.

Net cash provided by financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2012 primarily represent the amounts borrowed under the Incremental Facility (as defined below) and the net amount drawn under the Revolver. Borrowings under the Incremental Facility were used to pay construction expenses. Cash flows provided by financing activities for the period from February 7, 2011 (date of inception) to September 30, 2011 represent $1.1 billion of proceeds from borrowings under the Term Loan Facility and the private placement of Units, net of original issue discount and offset by $52.6 million of financing costs.

On February 17, 2011, we consummated a $1.1 billion financing, consisting of (i) an $850 million six-year senior secured tranche B term loan facility (the “Original Term Borrowing”) under our first lien term loan credit facility (the “Term Loan Facility”) and (ii) an issuance of 152,200 units (the “Units”), each consisting of a warrant (a “Warrant” and, collectively, the “Warrants”) to purchase 1,000 shares of common stock of Revel AC , par value $0.0001 per share (“Common Stock”), subject to certain adjustments, and $2,000 principal amount of our 12% Second Lien Notes due 2018 (the “Second Lien Notes”) (a total of $304.4 million in aggregate principal amount) at a price equal to 97.5% of the face value of the Second Lien Notes.

The net proceeds from the offering of the Units, after deducting the initial purchase discount (approximately $7.6 million) and offering expenses paid by the Company, were approximately $296.0 million. The net proceeds from the offering, together with the net proceeds of the $850.0 million Original Term Borrowing, were used in part to fund the acquisition of Predecessor Revel and to pay costs and expenses related to the financing. The approximately $1.0 billion of net proceeds remaining were deposited in one or more accounts and were used to finance the completion and opening of Revel and are being used to, among other things, finance the initial operations of Revel, pursuant to the terms and subject to the conditions of the Master Disbursement Agreement governing the usage of the Company’s construction accounts (the “Disbursement Agreement”).

As of September 30, 2012, we had approximately $12.3 million of cash and cash equivalents, consisting primarily of cash on hand for use in the casino and resort operations of Revel. As of September 30, 2012, we also had $11.1 million of Restricted Cash which is reserved for future interest payments and construction expenditures. As of September 30, 2012, approximately $1.1 billion of the total estimated project costs for Revel had been expended or incurred. Such costs were funded primarily from a portion of the net proceeds from the issuance of the Units and Original Term Borrowing.

We expect the close out costs of Revel to be approximately $15.3 million (assuming the realization of certain cost savings but not including debt service under the Term Loan Facility, which is financed from the interest reserve account and general corporate funds) as of September 30, 2012. We expect to fund such close out costs from (i) the loan proceeds account, proceeds from the Revolver and other funds available to us in accounts established pursuant to the Disbursement Agreement (exclusive of funds available in the interest reserve account), and (ii) various cost rebates, tax credits and project revenues.

As of September 30, 2012, we had no remaining net proceeds from the issuance of the Units and approximately $1.0 million in the loan proceeds account and other accounts established pursuant to the Disbursement Agreement (exclusive of funds available in the interest reserve account). As of September 30, 2012, we had $100 million of commitments under the Revolver, of which approximately $42.3 million were drawn.

Additional or unexpected costs, new business developments or other unforeseen events may occur, which could result in the need for additional funds. Any of these events could require us to obtain additional financing, and there can be no assurances we would be able to obtain such additional financing. For example, as discussed above, Revel was recently closed for six days due to Hurricane Sandy and the Company is in the process of assessing the amount of loss as a result of the storm and the extent of the losses that may be covered under its insurance policies.

Moving forward, we expect to fund our operations, debt service requirements and other capital requirements (other than close out costs, as described above) primarily from operating cash flows. We cannot assure you that our business will generate sufficient cash flow from operations, together with any amounts available under the Revolver, sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the Term Loan Facility, the Revolver or the Second Lien Notes, on acceptable terms or at all.

Term Loan Facility

The loans under the Term Loan Facility are denominated in United States dollars and bear interest at a rate per annum which, at our option, can be either: (i) a base rate plus a margin of 6.50%; or (ii) the Eurodollar rate (not to be less than 1.50% per annum) plus a margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the Term Loan Facility will bear interest at the otherwise applicable rate plus 2.00% per annum.

All borrowings under the Term Loan Facility are required to be repaid on the final maturity date of such facility. The Term Loan Facility will amortize in quarterly installments of 0.25% of the original principal of the term loan. Voluntary prepayments of loans under the Term Loan Facility are permitted in agreed minimum amounts with certain prepayment premiums set forth in the Term Loan Facility, subject to reimbursement of the lenders’ breakage and redeployment costs in the ease of prepayment of Eurodollar rate loans. We are required to prepay the term loans with (a) net proceeds from asset sales and certain upfront payments under material leases, (b) net proceeds from debt issuances, (c) net proceeds from casualty events and settlements of certain construction related claims, (d) excess cash flow and (e) certain amounts remaining in bank proceeds accounts, in each case, subject to certain basket amounts, reinvestment rights and other provisions set forth in the Term Loan Facility. Any term loans mandatorily prepaid may not be reborrowed under the Term Loan Facility.

Our obligations under the Term Loan Facility are guaranteed by certain of our existing and future direct subsidiaries. The obligations and guarantees under the Term Loan Facility are secured by a first priority security interest in substantially all of our assets, subject to certain exceptions set forth in the definitive documentation for the Term Loan Facility.

The Term Loan Facility requires us to maintain compliance with certain financial covenants, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant (in each case, as defined therein), subject to the terms provided in the Term Loan Facility. In addition, the Term Loan Facility restricts our ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts. We can give no assurances that we will generate sufficient EBITDA to meet such financial maintenance covenants. If our EBITDA fails to increase substantially above the levels of EBITDA generated over our initial months of operations, we will be unable to meet our financial maintenance covenants, which will result in an event of default under the Term Loan Facility.

On May 3, 2012, we entered into amendments to the Term Loan Facility. The amendments to the Term Loan Facility provide for (i) an additional $50 million of term loan commitments (the “Incremental Facility”) that as of the date hereof has been borrowed and (ii) amendments and waivers to certain provisions of the Term Loan Facility to allow for additional project costs, which are expected to be funded in part by such term loans. Term loans funded under such commitments, among other things, bear interest at the same interest rate applicable to the original term loans, mature at the same date as the original term loans, amortize at the same rate as the original term loans, were issued with original issue discount of 0.99%, and were subject to a commitment fee of 2.0% on the amount of such commitments.

Second Lien Notes and Warrants

The Second Lien Notes and the Warrants were not separately transferable until August 17, 2011.

Interest on the Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011. All interest on the Second Lien Notes through the interest payment period ending September 15, 2013 will be payable by increasing the outstanding principal amount of the Second Lien Notes or issuing additional Second Lien Notes (“PIK Interest”). For the interest payment period ending March 15, 2014, interest on the Second Lien Notes will be payable, at the sole option of the Company, in cash or PIK Interest or a combination thereof. After the interest payment period ending March 15, 2014, all interest on the Second Lien Notes will be payable in cash. The Second Lien Notes will mature on March 15, 2018.

At any time prior to March 15, 2014, the Company may, at its option, on one or more occasions, redeem up to 35% of the aggregate principal amount of Second Lien Notes at a redemption price of 112.0% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with the net cash proceeds of one or more qualified equity offerings of the Company (or of a parent company, which net cash proceeds are contributed to the Company), subject to certain conditions. At any time prior to March 15, 2014, the Company may, at its option, on one or more occasions, redeem the Second Lien Notes, in whole or in part, at a redemption price of 100% of the principal amount plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Company may, at its option, on one or more occasions, redeem the Second Lien Notes, in whole or in part, on or after March 15, 2014, at redemption prices set forth in the indenture governing the Second Lien Notes (the “Indenture”).

In addition, upon a change of control, as defined in the Indenture, the Company is required to make an offer to repurchase the Second Lien Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

If the Company sells certain assets or experiences certain events of loss and the net proceeds thereof that are not reinvested in compliance with the Indenture (“Excess Proceeds”) exceed $50 million, the Company is required to use such Excess Proceeds to offer to repurchase the Second Lien Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. At the end of the accrual periods ending after February 17, 2016, the Company is required to redeem for cash a portion of each Second Lien Note then outstanding necessary to prevent such note from being treated as an “applicable high yield discount obligation” within the meaning of the Internal Revenue Code of 1986, as amended. The redemption price will be 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Second Lien Notes also are subject to certain transfer restrictions and to redemption under the New Jersey gaming laws.

The Second Lien Notes were issued under the Indenture. The Indenture contains covenants which, subject to certain exceptions, limit the ability of the Company and its restricted subsidiaries to, among other things and subject to certain qualifications and exceptions: pay dividends or distributions, make investments or repurchase equity or prepay certain debt; incur additional debt; create liens on assets to secure debt; enter into transactions with affiliates; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries.

Our obligations under the Indenture are guaranteed by certain of our existing and future direct subsidiaries. The Second Lien Notes and the guarantees thereof are secured by a second priority security interest in substantially all of our assets (other than the proceeds of the Term Loan Facility), subject to certain exceptions set forth in the definitive documentation for the Second Lien Notes. The priority of the security interests in the collateral and related creditors’ rights are set forth in an intercreditor agreement.

The Warrants become exercisable, subject to certain conditions and subject to mandatory exercise in certain circumstances, on the business day immediately following the earlier of (1) May 24, 2015 and (2) the consummation of a “liquidity event” defined, subject to certain exceptions, as: (i) the sale, lease, or disposition of substantially all of the assets of the Company and its subsidiaries taken as a whole to any third party; (ii) the adoption by the stockholders of the Company of a plan or filing by the Company of any petition relating to the bankruptcy, liquidation or dissolution of the Company; (iii) the consummation of any transaction the result of which is that any person or group becomes the beneficial owner of more than 50% of the outstanding voting stock of the Company, measured by voting power, other than beneficial ownership by a person or group that is a permitted holder, as defined in the Indenture; (iv) the disposition by the Company’s management of beneficial ownership of 50% or more of the outstanding shares of Common Stock beneficially owned by them as of February 17, 2011, other than to the Company or another permitted holder; or (v) a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) (other than on Form S-4, S-8 or their equivalents) covering the offer and sale of the Common Stock for the account of the Company to the public. In addition, all outstanding Warrants, if not previously exercised, will automatically and mandatorily exercised on February 17, 2021. The Warrants and the shares underlying the Warrants are subject to certain transfer restrictions and to redemption under the New Jersey gaming laws. The holders of the Warrants are also party to a Securityholders’ Agreement pursuant to which they have certain rights, including preemptive rights, rights to designate directors, approval rights for certain transactions, information rights and registration rights.

Revolver

On May 3, 2012, we entered into our revolving credit facility (the “Revolver”). In August 2012, we entered into amendments to the Revolver which increased our commitments to $100 million. The loans under the Revolver are denominated in United States dollars and bear interest at a rate per annum which, at our option, can be either: (i) a base rate (subject to a floor of 2%) plus a margin of 6.50%; or (ii) the Eurodollar rate (subject to a floor of 1%) plus a margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the Revolver bear interest at the otherwise applicable rate plus 2.00% per annum.

All borrowings under the Revolver are required to be repaid by August 22, 2014. Subject to certain conditions, we are required to prepay the revolving loans with certain upfront payments under material leases and settlements of certain construction related claims (with no reduction in commitments). Voluntary prepayments of loans under the Revolver are permitted and may be reborrowed. Commitments under the Revolver may not be terminated prior to August 22, 2013 without requisite lender consent.

Obligations under the Revolver are guaranteed by our wholly owned subsidiaries. Our obligations under the Revolver and the guarantees thereof are generally secured by a first priority or “first out” security interest in substantially all of our assets (other than funds constituting proceeds under the Term Loan Facility), subject to certain exceptions set forth in the definitive documentation for the Revolver.

The Revolver requires that we maintain compliance with certain financial covenants, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant, subject to the terms provided in the Revolver. In addition, the Revolver restricts our ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts. We can give no assurances that we will generate sufficient EBITDA to meet such financial maintenance covenants. If our EBITDA fails to increase substantially above the levels of EBITDA generated over our initial months of operations, we will be unable to meet our financial maintenance covenants, which will result in an event of default under the Revolver.

As of November 21, 2012, approximately $77.3 million was outstanding under the Revolver. We are in active discussions with a majority of our investor group to provide additional capital for liquidity and to fund certain gaming projects at our resort.

Restrictions on Disbursements

The approximately $1.0 billion of net proceeds from the offering of the Units and borrowings under the Term Loan Facility that remained after paying offering expenses and acquiring Predecessor Revel were deposited in one or more accounts to be used to finance the completion, opening and operations of Revel. The account holding proceeds of loans made under the Term Loan Facility are pledged to the lenders under the Term Loan Facility. Other construction disbursement accounts are pledged to the lenders under the Term Loan Facility, the holders of the Second Lien Notes and to lenders under the Revolver.

Our ability to receive disbursements from time to time of these proceeds is subject to various conditions as set forth in the Disbursement Agreement, in addition to other customary conditions to funding for these types of facilities. We cannot assure you that we will be able to satisfy the conditions to receive funds from any of the accounts governed by the Disbursement Agreement in order to make payments of the close out costs. Failure to satisfy the conditions to receive funds from the accounts governed by the Disbursement Agreement could materially adversely impact our ability to satisfy all close out costs and complete the related punchlist items, on schedule, if at all, which would have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we would be able to obtain alternative financing or an alternative source of funds to complete the development of Revel on acceptable terms, if at all.

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments as disclosed in the Prospectus.

Significant Accounting Policies and Estimates

General

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require our management to make estimates and assumptions about the effects of matters that are inherently uncertain. Of our accounting estimates, we believe the following may involve a higher degree of judgment and complexity.

Revel Card Liability

Our player’s program allows customers to accumulate certain point-based rewards based on the volume of both their gaming and non-gaming activity. Revel guests may earn “resort dollars” redeemable for complimentary rooms, food, beverage, retail, parking, spa, nightlife and “free slot play”. Resort dollars and “free slot play” accumulates over time and may be redeemed at the customer’s discretion under the terms of the program. Resort dollars and “free slot play” are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate resort dollars and “free slot play”, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At September 30, 2012, $2.7 million was accrued related to resort dollars and $0.8 million was accrued related to “free slot play” earned under this program. Our accruals could be significantly affected if estimated forfeitures vary or changes occur in the cost of providing complimentary food, beverage and retail items under the Revel Card program. Management reviews our accruals for adequacy at the end of each reporting period.

Property and Equipment

Expenditures directly related to the construction and improvement of Revel, including interest and other costs capitalized during development, are included in property and equipment and are stated at cost. The capitalized costs include pre-construction costs essential to the development of Revel, development and construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. Property and equipment consists of land, building, computers, furniture, equipment, and construction-in-progress acquired for and to be used in the operation of Revel. At December 31, 2011, the building component of property and equipment consists of the portion of Revel that was placed into service in November 2011.

Property and equipment is depreciated using the straight-line method over the following useful lives:

Building and improvements	10 to 40 years
Furniture, fixtures and equipment	3 to 7 years

Property and equipment is reviewed for impairment whenever the facts and circumstances indicate that the carrying amount may not be recoverable. In performing the review for recoverability, if required, the Company estimates the future undiscounted cash flows expected to result from the operations of Revel to determine whether an impairment loss should be recognized. The impairment loss, if any, is measured as the amount that the carrying value of the property and equipment exceeds its fair value. In assessing the recoverability of the carrying value of property and equipment, the Company must make assumptions regarding future cash flows and other factors. If these estimates or the related assumptions change in the future, the Company may be required to record an impairment loss for these assets. Such an impairment loss would be recognized as a non-cash component of operating income.

Warrant Accounting

The Company accounts for common stock warrants in accordance with applicable accounting guidance provided in Accounting Standards Codification Topic 815 Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC Topic 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company used a Black-Scholes model to value the Warrants as of the issuance date.

Stock-Based Compensation

Share-based payments to employees, including grants of stock options, are recognized in the consolidated statement of comprehensive income based on the fair value of the award on the grant date. All new stock option grants are valued on the date of grant using the Black-Scholes option pricing model.

Derivative Instruments and Hedging Activities

As required by ASC Topic 815, the Company records all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income, outside of earnings, and subsequently reclassified to earnings when the hedged transaction affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. The Company assesses the effectiveness of each hedging relationship by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction. For derivatives not designated as hedges, changes in fair value are recognized in earnings. The Company uses a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the approximate fair values of our cash flow hedges.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. In August 2011, the Company executed an interest rate cap to hedge its interest rate risk. The interest rate cap agreement terminates on February 17, 2016. For the period from August through September 2011, the Company did not apply hedge accounting. As such, changes in fair value of the interest rate cap totaling $1.3 million for that period were recorded directly in earnings.

From the time of designation as a cash flow hedge in November 2011, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Subsequent to electing hedge accounting in November 2011, the Company recorded a loss of $0.5 million and $3.0 million for the three and nine months ended September 30, 2012, respectively, on this contract and these amounts were recognized in other comprehensive loss. Since execution, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Since the designation of the interest rate cap as a hedge, the Company determined there was no hedge ineffectiveness required to be recorded in earnings subsequent to the November 2011 designation as a cash flow hedge. The Company recorded a loss on this contract of $1.3 million in the prior year period, which is reflected in the consolidated statement of comprehensive loss as change in fair value of interest rate cap. Subsequent to electing hedge accounting in November 2011, the Company recorded a loss of $3.0 million on this contract in the current year and this amount was recognized in other comprehensive loss.

At September 30, 2012, the interest rate cap with a fair value of approximately $0.6 million was included on the consolidated balance sheets.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/ or remediation can be reasonably estimated.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Seasonality

We expect our cash flows from operating activities to be seasonal in nature. Spring and summer are expected to be the peak seasons for our property, with autumn and winter being non-peak seasons. We expect to use any excess cash flow from operations during peak seasons to subsidize non-peak seasons. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk is interest rate risk associated with our debt facilities that bear interest based on floating rates. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. However, we cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations. We do not enter into market risk sensitive instruments for trading purposes.

Interest Rate Sensitivity

As of September 30, 2012, approximately 28% of our long-term debt was based on fixed rates. We entered into an interest rate cap agreement for a notional amount of $400.0 million at a LIBOR cap rate of 2.0%. Based on our borrowings as of September 30, 2012 and as a result of the 1.5% floor on the LIBOR rate as provided for in the Term Loan Facility, an assumed 1% change in variable rates would not cause our annual interest cost to change.

Item 4.	Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the other information discussed in this report, the factors described in “Risk Factors” in our Prospectus could materially affect our business, financial condition or future results. There have not been any significant changes with respect to the risks described in our Prospectus, but these are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

Item 6.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Revel AC, Inc. (1)

3.2	Amended and Restated By-Laws of Revel AC, Inc. (1)

4.1	First Supplemental Indenture, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto and U.S. Bank National Association (1)

10.1	Second Amendment to Master Disbursement Agreement, dated as of August 22, 2012, by and among JPMorgan Chase Bank, N.A., U.S. Bank National Association, Revel AC, Inc. and Revel Entertainment Group, LLC (2)

10.2	Second Amendment to Credit Agreement, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. (2)

10.3	First Amendment to First Lien Intercreditor Agreement, dated as of August 22, 2012, by and among JPMorgan Chase Bank, N.A., Revel AC, Inc., and the guarantors party thereto (2)

10.4	First Amendment to Credit Agreement, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. (2)

10.5	Incremental Facility Amendment, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. (2)

10.6	First Amendment to Trademark License Agreement, dated as of July 24, 2012, by and between Revel Group, LLC and Revel Entertainment Group, LLC (1)

10.7	Second Amendment to Trademark License Agreement, dated as of August 22, 2012, by and between Revel Group, LLC and Revel Entertainment Group, LLC (1)

10.8	Incremental Facility Amendment, dated as of August 27, 2012, by and among Revel AC, Inc., the guarantors party thereto, Wells Fargo Principal Lending, LLC, and JPMorgan Chase Bank, N.A. (2)

31.1*	Certification, dated November 21, 2012, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification, dated November 21, 2012, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification, dated November 21, 2012, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification, dated November 21, 2012, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the SEC on November 21, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – September 30, 2012 and December 31, 2011, (ii) Consolidated Statements of Comprehensive Loss – Three months Ended September 30, 2012 and 2011, Nine Months Ended September 30, 2012 and For the Period from February 7, 2011 (Date of Inception) to September 30, 2011, (iii) Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2012 and For the Period from February 7, 2011 (Date of Inception) to September 30, 2011, and (iv) Notes to Consolidated Financial Statements.**

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.
(1)	Previously filed with the Registration Statement on Form S-4 filed by the Company on August 22, 2012 (File No. 333-183492) and incorporated herein by reference.
(2)	Previously filed with Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on October 1, 2012 (File No. 333-183492) and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REVEL AC, INC.

DATE: November 21, 2012	By:	/s/ Alan Greenstein
Alan Greenstein
Chief Financial Officer and Treasurer
(Authorized Officer and Principal Financial Officer)