Form 10-K
period 2012-12-31
Revel AC, Inc.
filed 2013-05-07
CIK 1551510

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The voting and non-voting common equity of the registrant is not publicly traded. There is no aggregate market value for the registrant’s outstanding equity that is readily determinable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of April 30, 2013, 26,858,824 shares of the registrant’s common stock, $0.0001 par value per share, were outstanding.

i

PART I

Item 1.	Business.

General

Revel AC, Inc., a Delaware corporation (“Revel AC”), owns and operates Revel, a Las Vegas–style, beachfront entertainment resort and casino located on the Boardwalk (the “Boardwalk”) in the south inlet of Atlantic City, New Jersey (“Revel”). Revel AC was formed on February 7, 2011, and operations commenced with the opening of Revel on April 2, 2012. Prior to April 2, 2012, Revel AC was a development stage company. Unless the context otherwise requires, all references herein to the “Company,” “we,” “us” or “our,” or similar terms, refer to Revel AC and its consolidated subsidiaries.

Revel

Revel is a 6.2 million square foot resort located on approximately 20 acres with 820 feet of Boardwalk frontage and offers premier resort and group amenities with 1,399 rooms, 3,500 gaming positions and a variety of entertainment amenities. The 130,000 square foot casino features 113 table games, a poker room with 37 tables, and approximately 2,400 slot machines. The resort’s 12 dining venues include three signature restaurants: Amada, American Cut and Azure. Revel also offers: two nightclubs, managed and operated by IDEA Boardwalk, LLC, the Social and HQ; one burlesque club operated by RJ Atlantic City, LLC; a 31,512 square foot spa, operated by Exhale; Revel Beach, an approximately 44,000 square foot private beach; five indoor and outdoor pools; private cabanas and fire pits; an arena/theatre with the capacity to hold 5,500 persons; retail space featuring boutiques from Hugo Boss, Denim Habit, DNA Emporium 2050 and Revolution Jewelers; and approximately 160,000 square feet of convention, meeting and event space.

Nonpayment of Interest and Restructuring Support Agreement

In early 2013, the Company and its advisors engaged in extensive negotiations and discussions with a steering committee of the Company’s key creditors (the “Steering Committee”), JPMorgan Chase Bank, N.A. (the “Administrative Agent”), in its capacities as administrative agent, collateral agent and disbursement agent under the Term Loan Credit Agreement (as defined below) and in its capacities as administrative agent and collateral agent under the 2012 Credit Agreement (as defined below), and their respective advisors regarding the terms of a potential restructuring of the Company’s obligations under its 2012 Credit Agreement, the Term Loan Credit Agreement and the indenture (the “Indenture”) governing the Second Lien Notes (as defined below). After good faith, arm’s length negotiations, the Company reached an agreement with the Steering Committee and Administrative Agent with respect to a consensual restructuring on the terms set forth in the Plan.

On February 19, 2013, the Company entered into a Restructuring Support Agreement, which was amended on March 8, 2013, March 13, 2013 and March 22, 2013 (as amended, the “Restructuring Support Agreement”), with the Administrative Agent, holders of a majority of outstanding claims under the 2012 Credit Agreement (as defined below) (the “2012 Credit Agreement Claims”), holders of a majority of outstanding claims under the Term Loan Credit Agreement (the “Term Loan Credit Agreement Claims”), and holders of a majority of outstanding claims under the Indenture governing the Second Lien Notes (the “Second Lien Note Claims”) (collectively, the “Consenting Debtholders”). The Restructuring Support Agreement provides for the implementation of a prepackaged plan of reorganization through an expedited Chapter 11 process. The Consenting Debtholders represented a sufficient amount of claims and number of creditors necessary to approve the Plan pursuant to the applicable provisions of the Bankruptcy Code (as defined below). Prior to commencing a solicitation of certain creditors’ votes to approve the Plan (the “Solicitation”), the Company, the Steering Committee and the Administrative Agent finalized the Plan in a manner consistent with the Restructuring Support Agreement, which generally provides for the following treatment of claims, subject to approval by the Bankruptcy Court (as defined below) and emergence from Chapter 11 (as discussed below):

•	2012 Credit Agreement Claims will be repaid in full in cash by proceeds of the DIP Credit Agreement (as defined below);

•	Term Loan Credit Agreement Claims will receive 100% of the new common equity in the reorganized Debtors, subject to a management equity incentive plan;

•

Second Lien Note Claims will retain their contingent right to receive up to $70 million of proceeds that are remitted to a separate escrow account through the Economic Redevelopment and Growth Grant program, which would be non-recourse as against the Company;

•

Allowed general unsecured claims will be unimpaired and either paid (i) in the ordinary course of business, (ii) on the effective date of the Plan or (iii) when such claim is no longer disputed and allowed; and

•	Holders of the Company’s existing common stock and warrants would not receive or retain any property under the Plan.

In light of the consensual restructuring resolution set forth in the Restructuring Support Agreement, the Company determined not to make the February 19, 2013 interest payment due under the Term Loan Credit Agreement in order to conserve cash for operational expenses.

Pursuant to the Restructuring Support Agreement, the Consenting Debtholders agreed to support the Plan, provided that the Company is successful in taking the steps necessary to meet the various agreed upon milestones, which include the following:

•	The commencement of the Chapter 11 Cases (as defined below) by no later than March 25, 2013;

•	The entry of an interim order by the Bankruptcy Court authorizing the Debtors’ entry into the DIP Credit Agreement (as defined below) to occur no later than March 28, 2013;

•	The entry of a final order by the Bankruptcy Court authorizing the Debtors’ entry into the DIP Credit Agreement (as defined below) to occur no later than April 24, 2013;

•	The entry of the confirmation order by the Bankruptcy Court to occur no later than May 24, 2013; and

•	The effective date of the Plan to occur no later than May 30, 2013, subject to extension for any required regulatory approvals.

Prepackaged Plan of Reorganization and Solicitation

On March 13, 2013, the Debtors commenced a solicitation of votes for the prepackaged Plan. The voting deadline for 2012 Credit Agreement Claims and Term Loan Credit Agreement Claims was March 20, 2013, and the voting deadline for Second Lien Note Claims was April 10, 2013. The Plan was accepted by (a) lenders holding approximately $143.9 million (or 100% of those who voted) in aggregate amount of the borrowings under the 2012 Credit Agreement and (b) lenders holding approximately $862.5 million (or 100% of those who voted) in aggregate amount of the borrowings under the Term Loan Credit Agreement and (c) approximately $254.0 million (or 100% of those who voted) in aggregate amount of the Second Lien Notes issued under the Indenture governing the Second Lien Notes.

Proceedings under Chapter 11 of the Bankruptcy Code

On March 25, 2013 (the “Petition Date”), Revel AC, Revel AC, LLC, Revel Atlantic City, LLC, Revel Entertainment Group, LLC, and NB Acquisition LLC (collectively, the “Debtors”) commenced cases (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court their Joint Plan of Reorganization dated March 13, 2013 (the “Plan”) and accompanying disclosure statement of the same date (the “Disclosure Statement”), each of which was filed as Exhibit 99.2 to Revel AC’s Form 8-K filed on March 14, 2013.

The Debtors continue to operate their businesses and manage their properties as debtors in possession pursuant to section 1108 of the Bankruptcy Code, under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court under the lead Case No. 13-16253 (JHW).

In connection with the Chapter 11 Cases, the Debtors received interim and final approval on March 27, 2013 and April 18, 2013, respectively, from the Bankruptcy Court for authority to enter into a $250 million senior secured superpriority debtor in possession credit agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “DIP Credit Agreement”) among Revel AC, as the borrower, the other Debtors, as guarantors, the lenders party thereto (the “DIP Facility Lenders”) and JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank. The DIP Credit Agreement provides for (i) a $125 million revolving loan (the “DIP Revolving Facility”) and (ii) and a $125 million term loan. On

March 27, 2013, the Debtors entered into the DIP Credit Agreement. The proceeds of the DIP Credit Agreement will be used by Revel AC to (a) repay outstanding indebtedness under the credit agreement, dated as of May 3, 2012, by and among Revel AC, as borrower, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner, over time; (b) pay certain reasonable fees and expenses associated with the transactions contemplated by the DIP Credit Agreement, (c) pay certain professional fees in connection with the Chapter 11 Cases; (d) provide ongoing working capital requirements and pay other fees, costs and expenses relating to the Chapter 11 Cases, in accordance with certain DIP Credit Agreement documents; and (e) fund certain capital expenditures. A portion of the DIP Revolving Facility may be made available for the issuance of letters of credit.

In addition, the Debtors received interim and final approval from the Bankruptcy Court on March 27, 2013 and April 18, 2013, respectively, of various motions intended to preserve ordinary-course business operations and streamline the administration of the Chapter 11 Cases, including, among other things, satisfying prepetition obligations to employees, customers, taxing authorities, and trade creditors in the ordinary course of business.

On March 27, 2013, the Bankruptcy Court approved the Debtors’ entry into an engagement letter and fee letter with J.P. Morgan Securities LLC to syndicate and obtain commitments to fund $335 million in new senior credit facilities (the “Exit Facilities”) upon the Debtors’ emergence from the Chapter 11 Cases. Subject to Bankruptcy Court approval and assuming the Debtors emerge from the Chapter 11 Cases, the Exit Facilities will consist of (i) a revolving credit facility (the “First Lien Exit Facility”) in the amount of approximately $100 million with availability as of the effective date of the Plan sufficient to pay transaction expenses, provide the reorganized Debtors with working capital necessary to run their businesses and to fund certain capital expenditures, and any letters of credit issued under the 2012 Credit Agreement and deemed issued under the DIP Credit Agreement or issued under the DIP Credit Agreement, in either case, would be deemed to be issued under the First Lien Exit Facility or cash collateralized at 103% of any letter of credit exposure and (ii) term loans (the “Second Lien Exit Facility”) in the aggregate amount of approximately $260 million, the proceeds of which would be used to pay transaction expenses and repay the DIP Credit Agreement in full in cash (excluding any letters of credit being continued under the First Lien Exit Facility). All holders of 2012 Credit Agreement Claims and Term Loan Credit Agreement Claims are eligible to participate in the Exit Facilities.

We expect to continue normal resort and casino operations during the restructuring process. The Bankruptcy Court has scheduled a joint hearing to consider confirmation of the Plan and adequacy of the Disclosure Statement on May 13, 2013. If the Plan becomes effective, Revel may, among other things, enter into a stockholders agreement with holders of our common stock. In addition, Revel’s new board of directors will likely adopt a new management long-term incentive plan intended to provide incentives to certain employees to continue their efforts to foster and promote our long-term growth objectives.

Proceedings pursuant to the New Jersey Casino Control Act and the Rules and Regulations promulgated thereunder

On May 1, 2013, the Debtors filed a petition with the New Jersey Casino Control Commission (“NJCCC”) and Division of Gaming Enforcement of the Office of Attorney General of the State of New Jersey (the“NJDGE”) (together with the NJDGE, the “New Jersey Gaming Authorities”), seeking approval of the consummation of the Plan, including but not limited to the contemplated restructuring and transfer of equity interests thereunder, approval of a material debt transaction and a ruling that Debtors will be financially stable under the New Jersey Casino Control Act and the rules and regulations promulgated thereunder (the “New Jersey Gaming Laws”).

The New Jersey Gaming Laws also require that whenever any person enters into a contract to transfer any property which relates to the casino, including the securities of a holding company of a casino, under circumstances which would require that the transferee obtain licensure or be qualified under the New Jersey Casino Control Act (the “New Jersey Act”), and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. If interim casino authorization is granted, the securities will be placed into a trust pending full qualification. If the NJCCC denies interim authorization, the contract may not close or settle until the NJCCC makes a determination on the qualifications of the applicant. If the NJCCC denies qualification, the contract will be terminated for all purposes, and there will be no liability on the part of the transferor.

Market and Competition

Revel competes in the highly-competitive Atlantic City hotel, resort and casino industry, which is the second largest gaming market in the United States. The Atlantic City market primarily serves the densely populated New York-Philadelphia-Baltimore-Washington, D.C. corridor, with nearly 30 million adults living within a three-hour driving radius. New Jersey enjoys a lower gaming tax rate (effective rate of 9.25%) relative to other nearby jurisdictions. Atlantic City attracted approximately 27.2 million visitors during 2012. The gaming revenues for Atlantic City casinos experienced growth from 2002 through 2006, but began declining in 2007. Gross gaming revenue (table and slot machine games) in Atlantic City decreased from approximately $5.2 billion in 2006 to approximately $3.0 billion in 2012, a decline of approximately 42.3%. In addition, annual gross operating profit for Atlantic City casinos similarly experienced growth from 2002 through 2006, but began declining in 2007. The decline in gross operating profit generally has been proportionately greater than the declines in gross gaming revenue, potentially as a result of increases in promotional allowances and promotional spending.

Competition in Atlantic City is intense and is increasing. Currently, there are twelve land-based casinos located in Atlantic City, including Revel, all of which compete with each other to attract customers to their properties. Revel is situated at the northern end of the Boardwalk near three other casinos. The remaining eight Atlantic City casino hotels are located approximately one and one-half miles to two and one-half miles to the south on the Boardwalk or, to the west, in the Marina District of Atlantic City.

Competition in the Atlantic City market centers on quality and extent of hotel, resort and casino facilities, promotions, entertainment and amenities. For this reason, we and our competitors require substantial capital expenditures to compete effectively. Certain of our current and future competitors have or may have greater gaming experience than us and/or greater financial resources. In recent years, Atlantic City has experienced a significant increase in investment in new projects and expansions. Any further expansions and future projects would intensify the competition in the Atlantic City market.

In addition to Atlantic City, Revel also competes with other hotel/casino and gaming facilities in the northeastern and mid-Atlantic regions of the United States, including established commercial casinos and racinos in Pennsylvania, Maryland, Delaware, West Virginia and New York. This competition includes several casinos in the Philadelphia metropolitan area and video lottery terminals (which are, in many cases, indistinguishable from slot machines) at Yonkers Raceway and Aqueduct Racetrack in the New York City metropolitan area. Revel also competes with Native American gaming facilities such as those in Connecticut and those in New York.

Furthermore, the Pennsylvania Gaming Control Board opened up the process to award a license for a second casino in Philadelphia. Six proposals were received, some of which propose a destination-type of resort which would not only compete with Revel for gaming customers but would also directly compete with certain of Revel’s amenities. A casino is currently being developed in Baltimore, and Maryland voters approved a ballot initiative which adds table games and an additional casino. Massachusetts passed gaming legislation to allow up to three Las Vegas-style casinos and one slots parlor and the New York legislature passed a constitutional amendment last year which, if passed again this year and then approved by the voters in a state-wide referendum, would expand gaming to seven additional locations. In the past year several casinos have opened in Ohio. Other gaming facilities are scheduled to open and expand in many of these states in the future, resulting in an increase in new gaming machines that is larger than the total number of machines operated in Atlantic City.

In 2011, purse supplements from the casinos to New Jersey racetracks expired and, as a result, New Jersey may re-examine legalization of slots at the racetracks. Moreover, New Jersey has passed laws allowing the construction of boutique casinos in Atlantic City. In addition, online gaming, despite the controversy concerning its legality in the United States, is a growing sector in the gaming industry. Currently, various forms of online gaming are legal in the states of New Jersey, Nevada, and Delaware. Online casinos offer a variety of games, including slot machines, roulette, poker, and blackjack and in New Jersey may include games currently played in social media. We are unable to assess the impact that online gaming will have on our operations in the future and there is no assurance that the impact will not be materially adverse as, the additional revenue that may be available to Revel through the provision of internet gaming may be offset by the fact that users of the resort may forego a visit to Revel in favor of internet gaming and therefore may spend less or no money on non-gaming activities. As the Atlantic City market is primarily a drive-in market, legalized or expanded gaming, or the relocation of facilities, in one or more states neighboring or within close proximity to New Jersey will significantly increase competitive pressure on Atlantic City’s casino industry and could have a material adverse effect on the Atlantic City gaming market overall, which would have a material adverse effect on our business, financial condition and results of operations. In addition, the expansion of casino gaming in or near metropolitan areas, such as Philadelphia and New York City, from which we attract customers, could have a substantial negative effect on our business. Revel also competes with gaming facilities in other states, including Nevada, with hotel/casino facilities elsewhere in the world, and with state lotteries, internet gaming and other forms of gambling. New or renovated casinos outside of the United States could draw gaming customers, including high-rollers, away from Atlantic City. In a broader sense, our gaming operations face competition from all manner of leisure and entertainment activities, including shopping, professional athletic events, television and movies, concerts and travel.

Regulation and Licensing

General

The ownership, management and operation of Revel is subject to extensive regulation under the New Jersey Act and the regulations promulgated thereunder (collectively, the “New Jersey Gaming Laws”). A primary policy behind the New Jersey Gaming Laws is the assurance that the public has confidence gaming is being conducted honestly, competitively and free of criminal and corruptive influences. Another policy behind the New Jersey Gaming Laws is to promote tourism and economic growth in Atlantic City and the State of New Jersey. To accomplish these goals, the New Jersey Gaming Authorities strictly regulate the facilities, persons, associations and practices related to gaming operations, and provide for comprehensive law enforcement supervision. They have broad powers and duties to administer, regulate and enforce all aspects of gaming and casino facilities in New Jersey and of all alcoholic beverage matters in New Jersey casinos. The jurisdiction of the New Jersey Gaming Authorities extends to all persons, entities, associations, corporations, partnerships and trusts involved in gaming operations in New Jersey or conducting gaming and non-gaming business with New Jersey Casinos.

No casino hotel facility may operate unless the appropriate licenses and approvals are obtained from the New Jersey Gaming Authorities, and, as such, Revel Entertainment Group, LLC, a New Jersey limited liability company (“REG”), is required to obtain and maintain casino licensure. The New Jersey Gaming Authorities have broad discretion with regard to the issuance, renewal, revocation, and suspension of such licenses and approvals, which are nontransferable. As such, in addition to the casino licensure of REG, REG and its affiliates, officers, certain employees and vendors will be required to obtain, maintain and renew, various licenses, registrations, permits and other approvals.

With respect to the regulation of the conduct of gaming, by way of example, but not limitation, the New Jersey Gaming Laws require us to: (i) establish and maintain effective controls over financial practices including the safeguarding of assets and revenues; (ii) maintain effective recordkeeping systems; (iii) file periodic reports with and account to the New Jersey Gaming Authorities regarding our operations, internal controls, vendor and other financial data; (iv) promote responsible gaming; (v) meet minimum facility requirements; and (vi) maintain strict compliance with New Jersey Gaming Laws.

In addition, we are subject to certain federal laws and regulations, including those relating to certain currency transactions and suspicious activities taking place at Revel.

REG’s Casino License

On March 26, 2012 the NJCCC found that REG complied with all of the requirements of the New Jersey Act for the issuance of a casino license to own and operate Revel. A casino hotel alcoholic beverage license was also issued in connection with casino licensure. The effective date of the license was April 2, 2012, the date the NJCCC issued REG an Operation Certificate. No later than 5 years after the date of licensure, or within a lesser period, as the NJDGE may direct, REG will be required to submit certain information to demonstrate that it continues to meet all requirements in connection with licensure so that the NJDGE can issue a report that no information exists that could warrant revocation, suspension, limitation or conditioning of its license. Licensing hearings can be reopened at any time.

Qualification Requirements in General

The New Jersey Gaming Laws require us to be suitable for qualification in order to obtain and maintain the casino licensure of REG. The qualification criteria includes financial stability, integrity and responsibility; the integrity and adequacy of financial resources; good character, honesty, and integrity; and the sufficiency of business ability and casino experience to establish the likelihood of creation and maintenance of a successful, efficient casino operation; and the maintenance of a first-class facility.

Pursuant to the New Jersey Gaming Laws, REG could not obtain and cannot maintain its casino license unless the following obtain and maintain qualification under the New Jersey Act: (1) each officer and director; (2) each person who directly or indirectly holds any beneficial interest or ownership of the securities issued by it; (3) any holder of securities, who, in the opinion of the Director of the NJDGE, has the ability to control REG or to elect a majority of the board of directors of Revel AC; and (4) each holding, intermediary or subsidiary company of REG. Certain other employees and agents also must be found qualified or otherwise be licensed or registered.

Each holding, intermediary and subsidiary company of REG is required to establish and maintain the qualifications of: (1) each corporate officer as defined in the New Jersey Act; (2) each director; (3) each person who directly or indirectly holds a beneficial interest or ownership interest of 5% or more; (4) any person, who, in the opinion of the Director of the NJDGE, has the ability to control or elect a majority of the board of directors; and (5) any other person who the Director of the NJDGE may consider appropriate. However, with respect to each holding, intermediary or subsidiary company of REG, the Director of the NJDGE shall have the authority to waive any or all of the qualification requirements for any corporate officer as defined in the New Jersey Act, any director, and each person who directly or indirectly holds a beneficial interest or ownership interest of 5% or more.

We must also establish and maintain the qualifications of any financial backer, investor, mortgagee, bondholder, or holders of indentures, notes or other evidences of indebtedness, either in effect or proposed which bears relation to the casino operation or casino hotel premises who holds 25% or more of such financial instruments or evidences of indebtedness; provided however in circumstances of default, any person holding 10% of such financial instruments or evidences of indebtedness shall be required to establish and maintain his qualifications. Additionally, the Director of the NJDGE may, in his discretion, require that any other financial backer, investor, mortgagee, bondholder, or holder of indentures, notes or other evidences of indebtedness, who does not meet the threshold set forth herein, to establish and maintain his qualifications. Banks and licensed lending institutions may request and receive an exemption from any qualification requirements if such bank or licensed lending institution is acting in the ordinary course of business.

To be considered financially stable, REG must demonstrate the following ability:

•	to pay winning wagers when due;

•	to achieve a gross operating profit;

•	to pay all local, state, and federal taxes when due;

•	to make necessary capital and maintenance expenditures to insure that it has a superior first-class facility; and

•	to pay, exchange, refinance or extend debts which will mature and become due and payable during the license term.

In the event we fail to demonstrate financial stability, the New Jersey Gaming Authorities may take such action as they deem necessary to fulfill the purposes of the New Jersey Act and protect the public interest, including: (i) issuing conditional license determinations; (ii) establishing an appropriate cure period; imposing reporting requirements; (iii) placing restrictions on the transfer of cash or the assumption of liability; (iv) requiring reasonable reserves or trust accounts; (v) revoking licensure; or (vi) appointing a conservator.

Currently, the DGE has imposed numerous financial reporting requirements on REG including but not limited to submission of copies of all reports to lenders, notice of all borrowings and repayments, updated sources and uses reports, litigation updates in connection with construction, updates of outstanding obligations to contractors, an accounts payable aging schedule, and an internal cash flow analysis.

A financial stability determination in connection with the Plan will be required and has been requested by REG in connection with the approval of the Plan by the New Jersey Gaming Authorities.

If, at any time, it is determined that we have violated the New Jersey Gaming Laws, or cannot meet the qualification requirements of the New Jersey Act, we could be subject to fines or the suspension or revocation of REG’s license or qualification. If REG’s casino license is suspended for a period in excess of 120 days or revoked, or upon the failure or refusal to renew a casino license, the NJCCC could appoint a conservator to operate or dispose of Revel.

If the New Jersey Gaming Authorities were to find that an officer, director, employee, agent or vendor, is unsuitable for licensure, disqualified after licensure, or unsuitable to continue having a relationship with us, we would have to sever all relationships with such person. In addition, the New Jersey Gaming Authorities may require us to terminate the employment of any person who refuses to obtain or maintain the appropriate license or registration.

Institutional Investor Waivers

An Institutional Investor (as defined in the New Jersey Act), holding our securities may be granted a waiver by the NJDGE from financial source or other qualification requirements in the absence of a prima facie showing by the NJDGE that there is any cause to believe that the Institutional Investor may be found unqualified, on the basis of NJDGE findings that its holdings were purchased for investment purposes only and it files a certified statement to the effect that is has no intention of influencing or affecting the affairs of the issuer, the casino licensee or its holding or intermediary companies; provided, however, that the Institutional Investor will be permitted to vote on matters put to the vote of the outstanding security holders. If the securities are debt securities, waiver will only be granted for holdings of 25% or less of the total outstanding debt; or 50% or less of any issue of outstanding debt, unless the full issue is in the amount of $150 million or less. In the case of equity securities, such waiver will only be granted for holdings under 25%. Waivers for both debt and equity holdings are also available if the securities so held exceed such percentages, upon a showing of good cause.

If an Institutional Investor subsequently determines to influence or affect our affairs, it must provide not less than 30 days’ prior notice of such intent and file with the NJCCC an application for qualification before taking any such action.

Restrictions on Securities

The New Jersey Act imposes certain restrictions upon the issuance, ownership, and transfer of securities and defines the term “security” to include instruments which evidence a direct or indirect beneficial ownership or creditor interest, including, but not limited to, mortgages, debentures, security agreements, notes and warrants, and any disposition thereof shall be effective five business days after the NJCCC receives notice of such disposition, unless within the 5 business day period the NJCCC disapproves of such disposition.

If the New Jersey Gaming Authorities find that a holder of our securities is not qualified under the New Jersey Act, they have the right to take any remedial action they may deem appropriate, including the right to force divestiture by such disqualified holder of such securities. In the event that certain disqualified holders fail to divest themselves of such securities, the New Jersey Gaming Authorities in certain instances have the power to revoke or suspend REG’s license. If a holder is found unqualified, it is unlawful for the holder: to exercise, directly or through any trustee or nominee, any right conferred by such securities; or to receive any dividends or interest upon any such securities or any remuneration, in any form, from its affiliated casino licensee for services rendered or otherwise.

With respect to non-publicly-traded securities, the New Jersey Gaming Laws require that the corporate charter or its equivalent establish: (1) a right of approval by the New Jersey Gaming Authorities with regard to transfers of securities, shares and other interests; and (2) an absolute right to repurchase at the market price or the purchase price, whichever is the lesser, any such security, share, or other interest in the event that the New Jersey Gaming Authorities disapprove a transfer.

With respect to publicly-traded securities, such corporate charter or equivalent documentation is required to establish that any such securities are held subject to the condition that, if a holder thereof is found to be disqualified, such holder shall dispose of such securities.

Interim Casino Authorization/Trust

Whenever any person enters into a contract to transfer any property which relates to the casino, including our securities, under circumstances which would require that the transferee obtain licensure or be qualified under the New Jersey Act, and that person is not already licensed or qualified, the transferee is required to apply for interim authorization. If, after the report of the NJDGE and a hearing by the NJCCC, the NJCCC grants interim authorization, the property will be subject to a trust. If the NJCCC denies interim authorization, the contract may not close or settle until the NJCCC makes a determination on the qualifications of the applicant. If the NJCCC denies qualification, the contract will be terminated for all purposes, and there will be no liability on the part of the transferor.

If, as the result of a transfer of our publicly-traded securities, any person is required to qualify under the New Jersey Act, that person is required to file an application for licensure or qualification within 30 days after the New Jersey Gaming Authorities determine that qualification is required. The application must include a fully-executed trust agreement in a form approved by the New Jersey Gaming Authorities, or in the alternative, within 120 days after a determination that qualification is required; the person whose qualification is required must divest such securities as the NJCCC may require in order to remove the need to qualify.

If securities are transferred to a trust in application for interim casino authorization and the NJCCC thereafter orders that the trust become operative during the time the trust is operative, the holder may not participate in the earnings of the casino hotel or receive any return on its investment or debt security holdings; and after disposition, if any, of the securities by the trustee, proceeds distributed to the unqualified holder may not exceed the lower of their actual cost to the unqualified holder or their value calculated as if the investment had been made on the date the trust became operative.

Review and Approval by Gaming Authorities of Certain Transactions

Substantially all material loans, leases, sales of securities, issuance of securities and similar financing transactions by us must be reported to, and in some cases, require the prior approval of, the New Jersey Gaming Authorities. Periodic reporting as to the identity of securityholders is also required. Changes in control through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or otherwise, are subject to prior approval of the New Jersey Gaming Authorities. The New Jersey Gaming Authorities will also require 5% or more stockholders, directors, officers (with respect to corporations), managers (with respect to limited liability companies), and certain other employees affiliated with the entity proposing to acquire control to be investigated and licensed or qualified as part of the approval process relating to the transaction.

The required approvals of the Plan and the debt and equity transactions contemplated by the Plan (and the related financial stability determination) have been requested, and the applicable waivers of qualification in connection therewith have been or will be requested. See also Risk Factors—Risks Associated with the Bankruptcy Proceeding—The New Jersey Gaming Authorities may not approve the Plan or may require changes to the Plan that could cause a material delay in the Chapter 11 Cases. The required hearing before the NJCCC is expected to take place shortly after confirmation of the Plan and the required Orders from the Director of the DGE are anticipated to be issued either before the hearing or contemporaneously therewith.

Because of licensing and qualification requirements imposed by the New Jersey Act, our ability to grant a security interest in certain assets is limited and subject to receipt of approval by the New Jersey Gaming Authorities. Enforcement of such security interest is subject to further approvals and licensing restrictions.

Taxes and Fees

We are required to pay substantial taxes and fees in connection with our operation as a gaming company. Atlantic City casinos currently pay an 8.0% tax rate on gross gaming revenues and an investment alternative obligation equal to 1.25% of gross gaming revenues, for an effective gaming tax rate of 9.25% of gross gaming revenues. In addition, we currently pay or anticipate paying other taxes and fees, including federal and New Jersey state income taxes, property taxes, sales and use taxes, payroll taxes, franchise taxes, luxury taxes, room taxes, parking fees, various license fees, investigative fees, payments associated with a legislatively-mandated not-for-profit corporation for marketing Atlantic City, and our proportionate share of regulatory costs.

Internet Gaming and other Recent Legislative Activity

On February 26, 2013, New Jersey Governor Christopher Christie signed legislation which will permit casino licensees or its Internet gaming affiliates who obtain an internet gaming permit to offer Internet gaming to individuals who have established a wagering account and are physically present in New Jersey, as well as to individuals from jurisdictions which have entered into an agreement with the NJDGE, such that multi-state Internet wagering pools could be permitted. Any game that the NJDGE authorizes is permissible. The tax on gross Internet gaming revenue is 15%, and the annual permit fee is based on the cost of investigations and consideration of the application, and shall not be less than $400,000 for the first year and no less than $250,000 for each renewal, based on the cost of maintaining enforcement control and regulation of internet wagering operations. There is also an annual fee of $250,000 payable by each casino licensee with an Internet permit, with a majority to be allocated for compulsive gambling treatment. The law has a 10 year sunset provision. Regulations have not yet been adopted but are anticipated to be adopted by the second or third quarter of 2013. It is therefore expected that Internet wagering could begin in late 2013 or early 2014.

Additionally, mobile gaming has been recently adopted.

An amendment to New Jersey’s Constitution which permitted sports betting was passed in November of 2011. Legislation was enacted and the NJDGE adopted sports betting regulations. However, there is pending litigation challenging the legality of the New Jersey legislation, on the primary basis that it violates the U.S. Professionals and Amateur Sports Protection Act (“PASPA”), the Federal law that prohibits sports betting in most states. In March of 2013 the U.S. District Court of New Jersey ruled that the sports betting legislation did violate PASPA, and New Jersey has stated it would appeal the ruling. As such, the future of sports betting in New Jersey is still unknown.

REG has not yet determined which, if any of these new forms of gaming it will offer.

Credit/Bad Debts/Unclaimed Winnings

Casinos must follow certain procedures which are outlined in the New Jersey Act when granting gaming credit and recording counter checks which have been exchanged, redeemed or consolidated. Gaming debts arising in Atlantic City in accordance with applicable regulations are enforceable in the courts of the State of New Jersey.

If a patron does not claim money or redeem the representation of debt owed to such patron from a gaming transaction within one year of the date of the transaction, the obligation of the REG to pay the patron shall expire. Twenty-five (25%) percent of the money or the value of the debt shall be paid to the New Jersey Casino Revenue Fund by the casino licensee, and the remaining 75% shall be retained by REG, provided REG uses the full amount for marketing purposes.

Federal Tax and Financial Regulations

The Internal Revenue Service (“IRS”) requires operators of casinos located in the United States to file informational returns of United States citizens, including names and addresses of winner, for all winnings in excess of stipulated amounts. The IRS also requires operators to withhold taxes on certain winnings.

Regulations adopted by the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”) require us to report currency transactions in excess of stipulated amounts occurring within a gaming day. Such reports include identification of the patron by name and social security number. FinCEN has also established regulations that require us to file suspicious activity reports on all transactions that we know, suspect, or have reason to suspect fall into specific categories that are deemed to be suspicious.

Other Laws and Regulation

We are also subject to the laws, regulations and ordinances that are administered by various federal, state and local authorities, including, without limitation, laws and regulations and ordinances related to gaming, tax, zoning, environmental, construction and land-use laws and laws and regulations governing the serving of alcoholic beverages.

Environmental Matters

In connection with the development of Revel, we have conducted environmental investigations and remediation of historical contamination at the Revel property. We received final certification of our environmental investigations and remediation with respect to the Revel property from the New Jersey Department of Environmental Protection on October 2, 2008. In connection with the operation of Revel, we are required to incur costs and expend funds to comply with environmental requirements applicable to operations at Revel, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the investigation and clean-up of hazardous or toxic substances or chemical releases at the property. In addition, if there were an environmental contamination at the Revel property, we could be held responsible to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by them in connection with the contamination. Costs of such investigation, remediation or clean-up of any contamination may be substantial, and the presence of that contamination substances, or the failure to properly remediate the property, may impair our ability to use the property.

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

Employees

At April 30, 2013, we had a total of approximately 3,100 employees. We have collective bargaining agreements with three unions covering approximately 100 employees. If other unions are successful in organizing our employees, we cannot assure you that we will be able to negotiate collective bargaining agreements on terms acceptable to us or at all.

Intellectual Property

Our most important marks are “Revel” and “BASK.” Revel Group, LLC, a Delaware limited liability company (“Revel Group”), has filed applications with the United States Patent and Trademark Office (“PTO”) and various foreign patent and trademark registries, to register a variety of trademarks and service marks related to Revel and our business in connection with a variety of goods and services. These marks include “Revel” and “BASK.” The application for “BASK” is the only pending application; the other applications have been allowed pending proof of use. We license these trademarks from Revel Group. Pursuant to the Plan, Revel AC intends to assume the trademark license agreement with Revel Group and continue to license these marks from Revel Group. If the Plan becomes effective, holders of our existing common stock would not receive or retain any property under the Plan, and, as a result, Revel Group would cease to be our principal stockholder and the trademark license agreement would become an agreement with an unaffiliated third party.

Such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations. On April 3, 2013 a complaint and notice of adversary proceeding was filed in bankruptcy court alleging infringement, unfair competition, and false designation by Ravel Hotel, LLC. The Plaintiff seeks cancellation of the Revel mark and damages, including lost profits.

Financial Information

For information related to our revenues, profit (loss) and total assets as of December 31, 2011 and December 31, 2012 and for the period from February 7, 2011 (date of inception) to December 31, 2011 and the year ended December 31, 2012, see our consolidated financial statements presented in Part IV. Item 15. “Exhibits, Financial Statement Schedules.”

Forward-Looking Statements

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

Although we believe that the expectations reflected in such forward-looking statements are reasonable, they are inherently subject to risks, uncertainties and assumptions about our subsidiaries and us, and you should not place undue reliance on such forward-looking statements. Our forward-looking statements are qualified in their entirety by reference to the factors listed immediately below. Important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation, risks related to the following:

•	our ability to confirm and consummate the Plan;

•

our ability to have the New Jersey Gaming Authorities approve the Plan and the debt and equity transactions contemplated thereby , as well as the Interim Casino Authorization and qualification or waiver of new equity and debt holders ;

•	our ability to reduce our overall financial leverage;

•	the potential adverse impact of the Chapter 11 Cases on our operations, management and employees, and the risks associated with operating businesses in the Chapter 11 Cases;

•	our ability to comply with the terms of the DIP Credit Agreement or either of the Exit Facilities;

•	customer response to the Chapter 11 Cases;

•	inability to have claims discharged/settled during the Chapter 11 proceedings;

•	interest rate fluctuations;

•

the failure of ACR Energy Partners, LLC to successfully operate a central utility plant in accordance with the Energy Services Agreement by and between ACR Energy Partners, LLC and Revel Entertainment Group, LLC, a New Jersey limited liability company;

•	our dependence on a single property and a single gaming market;

•

our insurance coverage, which may not be available or sufficient to cover losses that we could suffer given that we are entirely dependent on Revel for all of its cash flow and thus are subject to greater risks than a gaming company with more operating properties;

•	continued declines in gaming revenues and gross gaming profits for Atlantic City casinos, which have significantly decreased since 2006;

•

uncertainty as to the payment, and the timing of any such payment, of certain additional public funds that we are eligible to receive, including, without limitation, payments related to an Economic Redevelopment Growth Grant (“ERGG”), Revel’s designation as an “entertainment-retail district” by the Casino Reinvestment Development Authority (“CRDA”) and our Brownfield Reimbursement Agreement with the State of New Jersey;

•	dependence upon key personnel;

•	ability to change cost structure in a timely manner;

•	our ability to service and/or satisfy our and debt obligations;

•	restrictions imposed by our debt agreements, including the DIP Credit Agreement, including certain financial maintenance covenants, and our ability to satisfy those covenants;

•

our limited operating history and difficulties frequently encountered by companies in early stages of substantial real estate development and gaming projects or the establishment of a new business enterprise;

•	our ability to generate sufficient revenues or cash flow to meet our operating needs or other obligations;

•	financial conditions of our customers;

•	adverse tax changes;

•	limited access to capital resources;

•	changes in laws and regulations;

•	inability to implement business plan;

•	our operational strategy, which differs from that of many existing local competitors;

•	failure of the NJCCC to determine that we possess financial stability;

•	our dependence, as a holding company, upon the operations of our subsidiaries, which may not generate sufficient cash flow to meet our operational requirements and substantial debt obligations;

•	other uncertainties in starting up new operations at Revel, including, without limitation, our ability to hire and retain qualified employees;

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

•	intellectual property claims and other litigation;

•	the ability of certain stockholders to exert significant control over our future direction;

•

terms of certain agreements between us and the holders of our outstanding Warrants (as defined below), which prohibit us from taking certain actions without the prior consent of the holders of the Warrants (the “Warrantholders”) or the directors designated by the Warrantholders or at all, and provide certain other rights which could impede our ability to raise additional equity capital or take certain other actions.; and

•	other factors discussed in Item 1A. “Risk Factors.”

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

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition, results of operations and future prospects. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this report, including our consolidated financial statements and related notes, as well as other publicly available filings with the Securities and Exchange Commission (“SEC”). The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks actually occur, our business, financial condition, results of operations and future prospects could be materially adversely affected.

Risks Associated with the Bankruptcy Proceeding

The Chapter 11 Cases may have a material adverse effect on our operations. We cannot predict the amount of time that we will spend in bankruptcy for the purpose of implementing the Plan. To the extent that we are unable to implement the Plan on our anticipated timeline, a lengthy bankruptcy proceeding may result, potentially disrupting our business, as well as impairing the prospect for reorganization on the terms contained in the Plan.

The Chapter 11 Cases could adversely affect our operations, including relationships with our customers, employees, vendors and partners. Although the prepackaged Plan is designed to minimize the length of the bankruptcy proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy, and we cannot be certain that our Plan will be confirmed. Even if confirmed on a timely basis, the bankruptcy proceeding could itself have an adverse effect on our business. There is a risk, due to uncertainty about our future, that, among other things:

•	our competitors that have comparatively greater financial resources or that are in comparatively less financial distress may be able to attract our customers;

•	employees could be distracted from performance of their duties or more easily attracted to other career opportunities; and

•	tenants could terminate their relationship with us or demand financial assurances or enhanced performance, any of which could impair our prospects.

A lengthy bankruptcy proceeding also would involve additional expenses and divert the attention of management from the operation of our businesses, as well as create concerns for customers, employees, vendors and partners.

The disruption that the Chapter 11 Cases could have upon our businesses may increase with the length of time it takes to complete the bankruptcy proceeding. If we are unable to obtain confirmation of the Plan on a timely basis, because of a challenge to the Plan or otherwise, we may be forced to operate in bankruptcy for an extended period of time while we try to develop a different reorganization plan that can be confirmed. A protracted bankruptcy case could increase both the probability and the magnitude of the adverse effects described above.

Parties in interest may object to the Plan’s classification of claims and interests.

Section 1122 of the Bankruptcy Code provides that a plan may place a claim or an interest in a particular class only if such claim or interest is substantially similar to the other claims or interests in such class. We believe that the classification of the claims and interests under the Plan complies with the requirements set forth in the Bankruptcy Code because we created classes of claims and interests, each encompassing claims or interests, as applicable, that are substantially similar to the other claims and interests in each such class. Nevertheless, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

We may not be able to obtain confirmation of the Plan.

The Bankruptcy Court is not obligated to confirm the Plan as proposed. A dissenting holder of a claim against us could challenge the balloting procedures as not being in compliance with the Bankruptcy Code, which could mean that the results of the balloting may be invalid. If the Bankruptcy Court determined that the balloting procedures were appropriate and the results were valid, the Bankruptcy Court could still decline to confirm the Plan, if the Bankruptcy Court found that any of the statutory requirements for confirmation had not been met.

If the Plan is not confirmed by the Bankruptcy Court, (a) we may not be able to reorganize our businesses; (b) the distributions that holders of claims ultimately would receive, if any, with respect to their claims is uncertain; and (c) there is no assurance that we will be able to successfully develop, prosecute, confirm and consummate an alternative plan that will be acceptable to the Bankruptcy Court and the holders of claims. It is also possible that third parties may seek and obtain approval from the Bankruptcy Court to terminate or shorten the exclusivity period during which only we may propose and confirm a plan of reorganization.

Moreover, if the Plan is not approved, our Chapter 11 Cases could be converted into a case under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 of the Bankruptcy Code would result in, among other things, smaller distributions being made to creditors than under the Plan.

The conditions precedent to the effective date of the Plan may not occur.

As more fully set forth in the Plan, the effective date of the Plan is subject to a number of conditions precedent. If such conditions precedent are not met or waived, the effective date will not take place.

Our emergence from Chapter 11 is not assured.

There can be no assurance that we will successfully reorganize or when this reorganization will occur, irrespective of our obtaining confirmation of the Plan.

We may fail to satisfy solicitation requirements.

We cannot be certain that the solicitation of acceptances or rejections will be approved by the Bankruptcy Court, and if such approval is not obtained, the confirmation of the Plan could be denied. If the Bankruptcy Court concludes that the requirements of Section 1126(b) of the Bankruptcy Code and Bankruptcy Rule 3018(b) have not been met, then the Bankruptcy Court could deem such votes invalid, whereupon the Plan may not be confirmed without a resolicitation of votes to accept or reject the Plan.

We cannot be certain that the solicitation of acceptances or rejections will be approved by the Bankruptcy Court, and if such approval is not obtained, the confirmation of the Plan could be denied. If the Bankruptcy Court were to conclude that we did not satisfy the solicitation requirements then we may seek to resolicit votes to accept or reject the Plan or to solicit votes to accept or reject the Plan from one or more classes that were not previously solicited. We cannot provide any assurances that such a resolicitation would be successful.

We may have to resolicit acceptances of the Plan.

If we resolicit acceptances of the Plan from parties entitled to vote thereon, Confirmation of the Plan could be delayed and possibly jeopardized. Nonconfirmation of the Plan could result in an extended Chapter 11 proceeding, during which time we could experience significant deterioration in our relationships with vendors and major customers. Furthermore, if the Effective Date is significantly delayed, there is a risk that the Restructuring Support Agreement may expire or be terminated in accordance with its terms.

Other parties in interest may propose alternative plans of reorganization that may be less favorable than the Plan to certain constituencies.

Under the Bankruptcy Code, we have the exclusive right to propose and to solicit acceptances of a plan of reorganization for the first 120 days after the filing of the Chapter 11 Cases. However, that exclusivity period may be reduced or terminated upon the order of the Bankruptcy Court. Were an order to be entered by the Bankruptcy Court to shorten the exclusivity period, other parties in interest would then have the opportunity to propose alternative plans of reorganization.

If other parties in interest were to propose an alternative plan of reorganization following expiration or termination of our exclusivity period, such a plan may be less favorable than the Plan to, among others, our lenders. Alternative plans of reorganization also may treat a number of other constituencies, including our customers, employees, vendors and partners, less favorably than the Plan. We consider maintaining relationships with our customers, employees, vendors and partners as critical to maintaining the value of our business as we restructure. However, proponents of alternative plans of reorganization may not share our assessment and may seek to impair the claims of those constituencies. In addition, if there are competing plans of reorganization, the Chapter 11 Cases are likely to become longer, more complicated and more expensive.

We may seek to amend, waive, modify or withdraw the Plan at any time prior to its confirmation.

We reserve the right, prior to the confirmation or substantial consummation thereof, subject to the provisions of Section 1127 of the Bankruptcy Code and applicable law and the Restructuring Support Agreement, to amend the terms of the Plan or waive any conditions thereto if and to the extent such amendments or waivers are necessary or desirable to consummate the Plan. The potential impact of any such amendment or waiver on the holders of claims and interests cannot presently be foreseen but may include a change in the economic impact of the Plan on some or all of the proposed classes or a change in the relative rights of such classes. All holders of claims and interests will receive notice of such amendments or waivers required by applicable law and the Bankruptcy Court. If, after receiving sufficient acceptances, but prior to confirmation of the Plan, we seek to modify the Plan, the previously solicited acceptances will be valid only if (1) all classes of adversely affected creditors and interest holders accept the modification in writing or (2) the Bankruptcy Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders accepting claims and interests or is otherwise permitted by the Bankruptcy Code.

If the Consenting Debtholders withdraw their support of the Plan, it could cause a material delay in the Chapter 11 Cases and may adversely impact our business and our ability to reorganize.

On February 19, 2013, we entered into the Restructuring Support Agreement with the Consenting Debtholders. The support of the Consenting Debtholders may be terminated and those votes revoked upon the occurrence of certain termination events under the Restructuring Support Agreement. The termination events include, among other things, our failure to reach certain milestones in the Chapter 11 Cases in a timely manner, such as orders from the Bankruptcy Court approving the Plan and the occurrence of the effectiveness of the Plan in accordance with the timeline set forth in the Restructuring Support Agreement. There can be no assurance that we will be able to meet the milestones set forth in the Restructuring Support Agreement. Additional events that constitute termination events under the Restructuring Support Agreement include the conversion of the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code, our material breach of our obligations under the Restructuring Support Agreement or a final determination by a court or governmental agency of competent jurisdiction that the restructuring contemplated by the Plan cannot legally go forward. If a termination event under the Restructuring Support Agreement occurs and the Consenting Debtholders withdraw their support of the Plan, and the votes of such lenders are revoked, we may need to amend the Plan and resolicit votes thereon, or formulate a new Chapter 11 plan and solicit votes on that new plan. Any such amendment and/or resolicitation could cause a material delay in the Chapter 11 Cases and may adversely impact our business and our ability to reorganize.

The New Jersey Gaming Authorities may not approve the Plan or may require changes to the Plan that could cause a material delay in the Chapter 11 Cases.

The Plan, including the restructuring, the transfer and distribution of equity interests pursuant to the Plan, the material debt transactions contemplated thereby, the request for interim casino authorization and waivers of qualification in connection therewith is subject to the New Jersey Gming Laws and regulations of the State of New Jersey and requires prior approval of the New Jersey Gaming Authorities. The New Jersey Gaming Authorities may not approve the Plan in its current form and may require modifications, additions or amendments to the Plan including the restructuring transaction contemplated by the Plan, which could cause delays or potential denial of approvals of the Plan and the restructuring transaction contemplated by the Plan. Furthermore, if interim casino authorization is denied or any requested waivers not granted, the restructuring transaction could be delayed or could not occur.

Operating under Chapter 11 may restrict our ability to pursue our strategic and operational initiatives.

Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. In addition, the terms of the DIP Credit Agreement limit our ability to undertake certain business initiatives. These limitations include, among other things, our ability to:

•	sell assets outside the normal course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	grant liens; and

•	finance our operations, investments or other capital needs or to engage in other business activities that may be in our interest.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our management’s time and attention and leave them with less time to devote to the operation of our business. This diversion of attention may materially adversely affect the conduct of our business and our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Risks Associated with the Development of Revel

The failure of the CUP Provider to successfully operate the CUP in accordance with the ESA may have a material adverse effect on our business, financial condition and results of operations.

We have entered into an energy services agreement (“ESA”) with ACR Energy Partners, LLC (the “CUP Provider”), a joint venture of Marina Energy LLC (a subsidiary of South Jersey Industries, Inc.), and DCO Energy, LLC, as to the design, development, construction, financing, ownership and operation of a Central Utility Plant (“CUP”) on the CUP property in order to meet our expected energy needs. The CUP Provider, through the CUP, is our exclusive provider of chilled water, hot water and electricity at agreed upon rates. The CUP Provider designed, developed, constructed, owns and operates the CUP on the CUP property, which property the CUP Provider leases from us. The CUP Provider has incurred substantial debt to finance the development and construction of the CUP.

We cannot assure you that the CUP Provider will continue to operate the CUP in accordance with the ESA. If the CUP is not able to be operated in accordance with the ESA, including because of any of the foregoing, Revel will require an alternative source of chilled water, hot water and electricity. We cannot assure you that any such alternative source of chilled water, hot water and electricity will be available to Revel. Additionally, we cannot assure you that any such alternative source of chilled water, hot water and electricity will not provide such products at rates materially higher than the rates to which we are subject under the ESA. Utilizing an alternative source for chilled water, hot water and electricity could have a material adverse effect on our ability to operate Revel in a manner consistent with our plans for the project, as well as a material adverse effect on our business, financial condition and results of operations and, as a result, our ability to satisfy our debt obligations.

We have received approvals to be eligible to receive certain additional public funds, payable as exemptions from or rebates of and to the extent of certain additional tax revenues generated by the project.

We have received approvals that make us eligible to receive certain additional public funds, payable as exemptions from or rebates of and to the extent of certain additional tax revenues generated by the project.

We have entered into an agreement (the “ERGG Agreement”) with the New Jersey Economic Development Authority and the Treasurer of the State of New Jersey relating to our receipt of an ERGG. Our receipt of the approximately $261.0 million in funds under the ERGG is subject to, among other things, annual appropriations by the State of New Jersey and availability of funds, and will be payable to us over a period of 20 years through, and to the extent of, rebates of incremental or project-specific increases in occupancy, sales and corporate business taxes. Failure by the State of New Jersey to make ERGG payments due to lack of appropriations or funds will not constitute a default under the ERGG Agreement. There can be no assurance as to the amount of ERGG proceeds that we may receive, if any, and to the extent that any such proceeds are received, up to $70.0 million of ERGG proceeds has been pledged as collateral to the Second Lien Notes to provide additional credit enhancement. In addition, the property on which Revel has been constructed is included in an “entertainment-retail district” designated by the CRDA, an agency of the State of New Jersey. The designation entitles us to: (i) exemptions from or rebates on sales and use tax on certain qualifying purchases; and (ii) expenses related to construction materials and annual rebates of hotel room fees for 20 years or until the total rebate amount equals the cost of the project, whichever is earlier. We have submitted and will submit sales and use tax rebate claims, which are subject to “entertainment-retail district” approval and could be denied. Accordingly, there is no assurance that we will secure payments in full of such claims.

We also currently have a Brownfield Reimbursement Agreement with the State of New Jersey entitling us to reimbursement, from certain tax revenues generated by the Revel project, for up to 75% of remediation costs related to clean-up work performed on the CUP and project sites.

Because these funds are payable as exemptions from or rebates of, and to the extent of, certain increased tax revenues related to the project, there can be no assurances as to the amount or timing of such funds.

Risks Related to Our Substantial Debt

Our liquidity position imposes significant risks to our operations.

The DIP Credit Agreement provides for the DIP Revolving Facility that is intended to be used for the financing of our ordinary working capital and general corporate needs, including certain fees and expenses of retained professionals, and for payment of certain pre-petition expenses. There can be no assurance that the amount of cash from operations, together with available trade credit extended by our vendors and amounts available under the DIP Revolving Facility, will be sufficient to fund our operations. In the event that cash flows, trade credit and borrowings under the DIP Revolving Facility are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, would be available on acceptable terms. Failure to secure any necessary additional financing would have a material adverse effect on our operations and ability to continue as a going concern.

There can be no assurance that we will be able to remain in compliance with the requirements of the DIP Credit Agreement or that the lending commitments under the DIP Credit Agreement will not be terminated by our lenders.

In addition to standard financing covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Cases, including, among others, defaults arising from our failure to obtain Bankruptcy Court approval of the Plan. The DIP Credit Agreement also includes a minimum liquidity covenant. If we fail to meet this minimum liquidity covenant, it would result in an event of default under the DIP Credit Agreement. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.

If the DIP Credit Agreement is terminated or our access to funding is restricted or terminated, it is likely that we would not have sufficient cash availability to meet our operating needs or satisfy our obligations as they become due. In this event, we may be required to seek a sale of all or a portion of our assets pursuant to Section 363 of the Bankruptcy Code or to convert the Chapter 11 Cases into liquidation under Chapter 7 of the Bankruptcy Code.

We are highly leveraged and future cash flow may not be sufficient for us to satisfy our debt obligations and we may have difficulty obtaining additional financing.

We have a substantial amount of debt in relation to our equity. As of December 31, 2012, we had approximately $1.3 billion of debt, consisting of borrowings under the Term Loan Facilities, the Revolver Facility, the Second Lien Notes, and other long-term borrowings. As of April 30, 2013, we had approximately $24.8 million available under the DIP Revolving Facility. Our substantial debt could have important consequences. For example:

•	it could make it more difficult to satisfy our debt obligations;

•

if we fail to meet any payment obligations or otherwise default under the agreements governing our debt obligations, the lenders and debt holders under those agreements will have the right to accelerate the debt and exercise other rights and remedies against the borrower or issuer and/or the guarantors of that debt, which could result in all of our debt becoming immediately due and payable and could permit certain of our lenders and debt holders to:

•	repossess and foreclose upon the assets that serve as collateral,

•	initiate judicial foreclosure against the appropriate borrower or issuer and/or guarantors,

•	petition a court to appoint a receiver for the appropriate borrower or issuer and/or guarantors or for substantially all of its or their respective assets, and

•	if any such borrower or issuer and/or guarantors is insolvent, initiate involuntary bankruptcy proceedings against such borrower or issuer and/or guarantor;

•

we expect to use a substantial portion of the cash flow from Revel’s operations to service our debt, which will reduce our available cash flow for working capital requirements, capital expenditures and general corporate and other obligations;

•

we may have a limited ability to respond to changing business and economic conditions and to withstand competitive pressures, which may adversely affect our business, financial condition and results of operations;

•	we may have a limited ability to obtain additional financing, if needed, to fund working capital requirements, capital expenditures, debt service and general corporate and other obligations;

•

under the DIP Revolving Facility, a certain portion of the interest rates we will pay may fluctuate with market rates and, accordingly, our interest expense could increase if market interest rates increase;

•	our substantial debt will increase our vulnerability to general adverse economic and industry conditions or a downturn in our business or the local economy; and

•	we may be placed at a competitive disadvantage to our competitors who are not as highly leveraged.

If we incur additional debt, such debt could have similar consequences and could increase the risks described above. Any of the above listed factors could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

As a holding company, we are entirely dependent upon the operations of our subsidiaries, and our subsidiaries may not generate sufficient cash flow to meet our substantial debt service and other obligations, including our obligations under the Term Loan Facilities, the Revolver Facility and the Second Lien Notes.

We are a holding company and our assets consist primarily of investments in our subsidiaries. Our subsidiaries conduct substantially all of our operations and own substantially all of our consolidated assets. As a result, our cash flow depends upon the cash flow of our subsidiaries, all of which cash flow is dependent solely on the operations of Revel. See “Other Risks Related to Our Business.” Because we are entirely dependent upon one property for all of our cash flow, we are subject to greater risks than a gaming company with more operating properties.

We cannot assure you that Revel will generate sufficient cash flow from operations, or that future borrowings will be available to us in amounts sufficient to enable us to fund our liquidity needs. Our operating performance and our ability to service or refinance our debt, or to obtain additional sources of funds will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Our ability to make interest payments on our debt depends on our ability to generate sufficient cash flow from Revel’s operations. We cannot assure you that we will be able to generate cash flow in an amount sufficient to meet our expenses, including our debt service requirements. Our ability to generate cash flow depends upon many factors, including, without limitation, the other risks described throughout these “Risk Factors” which could adversely affect our business, results of operations and financial condition. In addition, the ability of our subsidiaries to distribute cash to us will further be subject to business and tax considerations and applicable law, including laws regarding the payment of dividends and distributions, and legal and contractual restrictions in agreements to which they are a party. Any inability to generate sufficient cash flows to meet our debt service obligations and fund our operations would have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

The DIP Credit Agreement, the Term Loan Credit Agreement, the 2012 Credit Agreement and the indenture governing the Second Lien Notes contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions.

The DIP Credit Agreement, the Term Loan Credit Agreement, the 2012 Credit Agreement and the indenture governing the Second Lien Notes contain covenants that restrict our ability to engage in certain transactions and may impair our ability to respond to changing business and economic conditions. These restrictions include, among other things, limitations on the ability to: pay dividends or distributions or repurchase equity; incur additional debt or issue disqualified stock; make investments; create or permit liens; enter into transactions with affiliates; engage in other businesses; merge or consolidate with another company; transfer or sell certain assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries. In addition, the 2012 Credit Agreement requires us to maintain certain amounts of unused availability under the 2012 Credit Agreement pursuant to certain liquidity thresholds.

The filing of the Chapter 11 Cases created an event of default under the 2012 Credit Agreement, the Term Loan Credit Agreement and the Second Lien Notes. The ability of the lenders under the 2012 Credit Agreement, the Term Loan Credit Agreement and the Second Lien Notes to seek remedies to enforce their rights under the credit facilities and notes is stayed pursuant to section 362 of the Bankruptcy Code as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Failure to comply with covenants under our debt instruments, including under the DIP Credit Agreement, the Term Loan Credit Agreement, the 2012 Credit Agreement and the indenture governing the Second Lien Notes, could result in an event of default and enable our lenders and debt holders to exercise remedies.

Our ability to comply with the covenants under our debt instruments, including the DIP Credit Agreement, the Term Loan Credit Agreement, the 2012 Credit Agreement and the indenture governing the Second Lien Notes, will be affected by general economic conditions, industry conditions and other events beyond our control and the other risks described throughout these “Risk Factors” which could adversely affect our business, results of operations and financial condition. As a result, we cannot assure you that we will be able to comply with these covenants.

Our failure to comply with these covenants (including financial maintenance covenants) under our debt instruments or any future debt or other agreements, including failure as a result of events beyond our control, would (subject to applicable grace and cure periods, if any) result in an event of default under the applicable debt instrument (and an event of default under one of our debt instruments could result in an event of default under other debt instruments). Upon an event of default, the lenders under the applicable debt instrument and the debt holders under the indenture governing the Second Lien Notes, as applicable, would have the right to accelerate such debt under which an event of default has occurred and exercise other rights and remedies against the borrower, the issuer and/or the guarantors of that debt, which could result in all of our debt becoming immediately due and payable. A default or event of default under the DIP Credit Agreement governing the DIP Revolving Facility would also prevent us from making additional borrowings under the DIP Revolving Facility. We cannot assure you that our assets or cash flow would be sufficient to fully repay borrowings under our debt instruments if accelerated upon an event of default, or that we would be able to repay, refinance or restructure the payments on such debt instruments. If we were unable to repay such amounts, certain of our lenders and debt holders could repossess and foreclose upon the assets that serve as collateral, initiate judicial foreclosure against the appropriate borrower, the issuer and/or the guarantors, petition a court to appoint a receiver for the appropriate borrower, issuer and/or the guarantors or for substantially all of its or their respective assets, and if any such borrower, issuer and/or guarantors is insolvent, initiate involuntary bankruptcy proceedings against such borrower, issuer and/or guarantor. Such actions could cause cross defaults in connection with any other debt or agreements that we may have. We have pledged substantially all of our assets as security for the amounts borrowed under the DIP Credit Agreement, the Term Loan Credit Agreement, the 2012 Credit Agreement and the Second Lien Notes. As a result, the lenders under the DIP Credit Agreement, the Term Loan Credit Agreement and the 2012 Credit Agreement and the trustee, on behalf of the holders of the Second Lien Notes, could seek to foreclose on substantially all of our assets.

The filing of the Chapter 11 Cases created an event of default under the 2012 Credit Agreement, the Term Loan Credit Agreement and the Second Lien Notes. The ability of the lenders under the 2012 Credit Agreement, the Term Loan Credit Agreement and the Second Lien Notes to seek remedies to enforce their rights under the credit facilities and notes is stayed pursuant to section 362 of the Bankruptcy Code as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

Other Risks Related to Our Business

We have a limited operating history, and can give no assurances that we will generate sufficient revenues or cash flow to meet our operating needs or other obligations.

We were formed principally to develop and operate Revel and have a limited operating history. Revel opened on April 2, 2012 and is a new development with no history of revenues, earnings or operations prior to such opening date. We expect to fund our operations, debt service requirements and other capital requirements (other than close out costs) primarily from operating cash flows. However, we cannot assure you that we will be able to successfully operate Revel, that it will be profitable or that it will generate sufficient gaming or other revenues or cash flow, together with any amounts available under the Revolver Facility, sufficient to enable us to service and repay our indebtedness, including under the Second Lien Notes, the Revolver Facility and the Term Loan Facilities, and to fund our other liquidity needs. We also cannot assure you that our gaming and other revenues will increase over time, above the levels generated in 2012, or that our financial performance will be consistent with the performance of the Atlantic City market generally or other casinos. If our gaming and other revenues fail to increase above initial levels or improve relative to our competition, it could have a material adverse effect on our financial condition. In addition, additional or unexpected costs, new business developments or other unforeseen events may occur, which could result in the need for additional funds. Accordingly, we may need to seek alternative financing or an alternative source of funds to service our debt and other liquidity needs, and there can be no assurances that we would be able to do so on commercially reasonable terms or at all.

In addition, our business prospects should be evaluated in light of the difficulties frequently encountered by companies in the early stages of substantial real estate development and gaming projects and the risks inherent in the establishment of a new business enterprise. Our operations will be subject to the significant business, economic, regulatory and competitive uncertainties, volatility and contingencies frequently encountered by new businesses in competitive environments, many of which are beyond our control. Because we have a limited operating history and a limited history of earnings, it may be more difficult for us to prepare for and respond to risks than for a company with an established business and operating cash flow. If we are not able to manage our risks successfully, it could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

Because we are entirely dependent on Revel for all of our cash flow, we are subject to greater risks than a gaming company with more operating properties. Our insurance coverage may not be sufficient to cover losses that the Revel property could suffer.

We do not expect to have material assets or operations other than Revel for the foreseeable future. As a result, we are entirely dependent upon Revel for all of our cash flow and our ability to meet our operating and debt service requirements. Given that our operations only focus on one property in Atlantic City, we are subject to a greater degree of risk than a gaming company with more operating properties. In addition, if we are required to cease operations at Revel for any period of time, we will have no source of cash flow to fund our operations and service our debt.

The risks to which we have a greater degree of exposure include, without limitation, the following: local and regional economic and competitive conditions; environmental and real property issues; inaccessibility or impeded access due to inclement weather, road construction or closure of primary access routes; changes in local and state governmental laws and regulations, including gaming and tax laws and regulations; fires, casualty events or mechanical failure; extended or extraordinary maintenance; snowstorms, hurricanes, flooding, earthquakes and other natural and other disasters; state government shut-downs, which could require us to cease operations if the services of gambling inspectors at Atlantic City casinos are suspended; an increase in the cost of electric power for Revel as a result of, among other things, power shortages in New York or New Jersey or other northeastern states with which New

Jersey shares a single regional power grid; the outbreak of public health threats at Revel or in Atlantic City, or the perception that such threats exist; a decline in the number of visitors to Atlantic City; and a decrease in gaming and/or non-gaming activities at Revel. The severity of such natural disasters is unpredictable. In the fall of 2012, the effects of Hurricane Sandy caused the closure of Revel for six days, after New Jersey Governor Chris Christie declared a state of emergency in Atlantic County and ordered a mandatory evacuation for Atlantic City. In addition, the combination of our dependency on a single property and the significant investment associated with it may cause operating results to fluctuate significantly. Any of the factors outlined above could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

Catastrophic events such as terrorist and war activities in the United States and elsewhere have had a negative effect on travel and leisure expenditures, including lodging, gaming (in some jurisdictions), and tourism. In addition, due to our concentration of property in New Jersey, any man-made or natural disasters in or around New Jersey could have a significant adverse effect on our businesses, financial condition, and results of operations. We cannot predict the extent to which such events may affect us, directly or indirectly, in the future. We also cannot ensure that we will be able to obtain any insurance coverage with respect to occurrences of terrorist acts and any losses that could result from these acts.

Our insurance coverage may not be sufficient to cover losses that the Revel property could suffer. For example, our insurance coverage is subject to significant deductibles or other limitations, and inflation, changes in building codes and ordinances, environmental considerations and other factors also may increase costs to repair, replace or renovate Revel. Insurance premiums also have increased on available coverage and, in the event that insurance premiums continue to increase, we may not be able to maintain the insurance coverage we currently have or otherwise be able to maintain adequate insurance protection. Revel may also be subject to claims by third parties in the event of a terrorist attack or other catastrophic property or casualty loss or other event. As a result, in the event of a material disruption of our business or a catastrophic loss or other event, we could lose all or a portion of the capital we have invested in Revel, as well as anticipated future revenue from Revel, or be required to expend significant amounts to repair, replace or renovate Revel, and these events could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

The prolonged disruption at any of our property due to natural disasters, terrorist attacks, or other catastrophic events could adversely affect our businesses, financial condition, and results of operations.

Our debt instruments require us to maintain a certain minimum level of insurance coverage and require us to comply with certain requirements (including potentially making certain payments of debt) if an event of loss occurs, and failure to satisfy these requirements would result in an event of default under those debt instruments.

We are subject to extensive regulation, licensing and taxation by gaming authorities.

The ownership and operation of casino facilities and the conduct of gaming activities in Atlantic City are subject to extensive regulation and taxation by the State of New Jersey under the New Jersey Gaming Laws. The operation of Revel is contingent upon its and its affiliates’ maintenance of all regulatory licenses, permits, approvals, registrations, findings of suitability, orders and authorizations under the New Jersey Gaming Laws. The New Jersey Gaming Authorities’ jurisdiction extends to all persons, entities, associations, corporations, partnerships, companies and trusts involved in gaming operations in New Jersey. New Jersey casino licenses are not transferable and participation in casino operations as a licensee in the State of New Jersey is deemed a revocable privilege, not a property right. The New Jersey Gaming Authorities have broad powers with respect to the licensing of casino operations and alcoholic beverage service and may deny, revoke, suspend, condition, or limit our gaming or other licenses, impose substantial fines, temporarily suspend casino operations, and take other actions such as forfeiture of assets, any one of which could adversely affect our businesses, financial condition, and results of operations. If REG’s casino license is suspended for a period exceeding 120 days, or is revoked, or the New Jersey Gaming Authorities fail or refuse to renew such casino license, the NJCCC could appoint a conservator who would be vested with right and title to Revel and would have the authority to operate and dispose of Revel.

It is our responsibility to ensure that we only conduct business with vendors that satisfy the licensure or suitability requirements of the New Jersey Gaming Authorities and that certain of our employees satisfy eligibility requirements of the New Jersey Gaming Authorities. We may be subject to disciplinary action for conducting business with vendors or employing individuals that fail to satisfy the licensure, suitability or qualification requirements of the New Jersey Gaming Authorities. Efforts required to determine the qualifications of potential vendors or employees or the failure by a vendor or employee to obtain and maintain required licensure and employees may delay or prohibit their work or employment and impose substantial additional costs on us. Furthermore, compliance costs in general associated with gaming laws, regulations and licenses are significant. Any change in the laws, regulations or licenses applicable to our business or a violation of any current or future laws or regulations applicable to our business or casino licenses could require us or one of our subsidiaries to make substantial expenditures or could otherwise negatively affect our gaming operations.

We have obtained all material governmental licenses, qualifications, registrations, permits, and approvals necessary for the operation of Revel (other than certain final findings of suitability and approvals with respect to recently hired employees and other key persons). However, there can be no assurance that we can obtain any new licenses, or renew our existing license, qualifications, filings of suitability, registrations, permits, or approvals that may be required in the future or that our existing license will not be suspended or revoked, or that we will obtain all necessary regulatory approvals and consents relating to the Plan. If we relocate or expand Revel, or enter new jurisdictions, we must obtain all additional licenses, qualifications, findings of suitability, registrations, permits, and approvals of the applicable gaming authorities in such jurisdictions.

The New Jersey Gaming Authorities must approve certain debt transactions, issuances of securities and must find that we have achieved financial stability.

The New Jersey Gaming Authorities also have broad powers with respect to our financing arrangements. Such authorities have the power to request detailed financial and other information and to review, pre-approve and require amendments to our financings and the documentation governing our debt, including the Plan and the exit financing contemplated by the Plan.

The approval process in connection with a financing transaction involves a review of the transaction documents, a financial stability determination, as well as, in certain circumstances, the qualification of each lender or potential lender. Such authorities also require us to disclose the identity of our lenders (including lenders who may purchase our debt on the secondary market) on an ongoing basis, and to disclose the amounts of their respective holdings. The foregoing process may delay our ability to effectively and timely finance our operations or meet our obligations as they come due. In the event REG fails to demonstrate financial stability, the New Jersey Gaming Authorities may take such action as they deem necessary to fulfill the purposes of the New Jersey Act and protect the public interest, including: issuing conditional license determinations, establishing an appropriate cure period, imposing reporting requirements, placing restrictions on the transfer of cash or the assumption of liability or requiring reasonable reserves or trust accounts or, in rare cases if the foregoing actions have not been sufficient, revoking licensure or appointing a conservator.

The New Jersey Gaming Authorities also must approve all issuances of securities and may, in their discretion, require the holder of any securities we issue to file applications, be investigated and be found suitable unless waived or exempt, to own, transfer or exercise our securities. If a security holder fails to do so we may force the transfer or redemption of such member’s interests. In the event that divestiture of a member’s interests is required by the New Jersey Gaming Authorities, but such divestiture does not occur, the New Jersey Gaming Authorities have the power to revoke or suspend our New Jersey casino license and/or our qualification for licensure.

Gaming authorities, as well as other state regulatory authorities, may conduct investigations in the future in connection with new equity holders of Revel AC. We cannot predict the outcome of these investigations.

Failure to obtain or maintain any of the required gaming approvals and licenses would have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations and on our business.

Governmental regulation and taxation policies could adversely affect us.

From time to time, legislators and special interest groups propose legislation that would expand, restrict, or prevent gaming operations in New Jersey. Further, from time to time, the state of New Jersey and local jurisdictions have considered or enacted legislation and referenda that could adversely affect our operations. Any restriction on or prohibition relating to our gaming operations, or enactment of other adverse legislation or regulatory changes, could have a material adverse effect on our businesses, financial condition, and results of operations.

If a third party successfully challenges Revel Group’s ownership of, or right to use, the service marks related to Revel and our business, or if the trademark license agreement with Revel Group is terminated, our business or results of operations could be harmed.

Revel Group has filed applications with the PTO to register a variety of trademarks and service marks related to Revel and our business in connection with a variety of goods and services. These marks include “Revel” and “BASK.” The application for “BASK” is the only pending application; the other applications have been allowed pending proof of use. Such federal registrations are not completely dispositive of the right to such marks. Third parties who claim prior rights with respect to similar marks may nonetheless challenge our right to obtain registrations or our use of the marks and seek to overcome the presumptions afforded by such registrations. On April 3, 2013 a complaint and notice of adversary proceeding was filed in the Bankruptcy Court alleging infringement, unfair competition, and false designation by Ravel Hotel, LLC. The plaintiff seeks cancellation of the “Revel” trademark and damages, including lost profits.

We do not own the “Revel” and “BASK” trademarks. We have a trademark license agreement with Revel Group, the owner of these trademarks, to license these trademarks for use in connection with our business. Pursuant to the Plan, Revel AC intends to assume the trademark license agreement with Revel Group and continue to license these trademarks from Revel Group. If the Plan becomes effective, holders of our existing common stock would not receive or retain any property under the Plan, and, as a result, Revel Group would cease to be our principal stockholder and the trademark license agreement would become an agreement with an unaffiliated third party. The trademark license agreement provides that it may be terminated with 30 day’s prior written notice by Revel Group if we materially breach the terms of the agreement. If the trademark license agreement is terminated, we would be required to stop and cease all use of the “Revel” and “BASK” trademarks within 60 days of termination, and we may be unable to obtain a new license to use such trademarks on favorable terms, or at all. If we are unable to use the “Revel” and “BASK” trademarks, we would be required to pursue a new branding strategy, which may not be successful. A new branding strategy could affect the goodwill associated with our operations, which could result in the potential loss of customers who do not respond favorably to the new branding and negatively impact our business. Rebranding our business could also result in material expenditures, including the incremental costs of rebranding, the costs to defend potential challenges to a new brand and the costs of marketing campaigns above and beyond our ordinary marketing to inform our customers of our new branding. If we are unable to use the “Revel” and “BASK” trademarks for any of the reasons described above, our business and results of operations could be harmed.

If a third party asserts other forms of intellectual property claims against us, our business or results of operations could be adversely affected.

Historically, trademarks and service marks have been the principal form of intellectual property rights relevant to the gaming industry. However, due to the increased use of technology in computerized gaming machines and in business operations generally, other forms of intellectual property rights (such as patents and copyrights) are becoming of increased relevance. It is possible that, in the future, third parties might assert superior intellectual property rights or allege that their intellectual property rights cover some aspect of our operations. The defense of such allegations may result in substantial expenses, and, if such claims are successfully prosecuted, may have a material impact on our business.

The loss of our executive officers or other key personnel could significantly harm our business.

Our ability to maintain our competitive position is dependent to a large degree on the efforts and skills of our executive team, including those of Jeffrey Hartmann, our Interim Chief Executive Officer. We are implementing a multifaceted strategy to mitigate the risk and cost of losing such executive officers. To the extent certain executive officers cease employment with us and we are unable to mitigate the resulting costs, our business could be impacted.

Further, our directors, officers, and key employees are subject to certain requirements of the New Jersey Gaming Laws. The New Jersey Gaming Authorities may conduct investigations into the conduct or associations of our directors, officers, or key employees to ensure compliance with applicable standards. If the applicable regulator were to find a person occupying any such position unsuitable, we would be required to sever our relationship with that person. The loss of Mr. Hartmann or any of our other key employees would have a material adverse effect on our business, financial condition and results of operations.

During the pendency of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees are expected to face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to meet the expectations of our visitors, guests, customers and partners, which could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incent key employees to remain with us through the pendency of the Chapter 11 Cases is limited during the Chapter 11 Cases by restrictions on implementation of retention programs. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our financial condition and results of operations.

Intense competition could result in our loss of market share or profitability.

Revel competes in the highly-competitive Atlantic City hotel, resort and casino industry, which is the second largest gaming market in the United States. The Atlantic City market primarily serves the densely populated New York-Philadelphia-Baltimore-Washington, D.C. corridor, with nearly 30 million adults living within a three-hour driving radius. New Jersey enjoys a lower gaming tax rate (effective rate of 9.25%) relative to other nearby jurisdictions. Atlantic City attracted approximately 27.2 million visitors during 2011. The gaming revenues for Atlantic City casinos experienced growth from 2002 through 2006, but began declining in 2007. Gross gaming revenue (table and slot machine games) in Atlantic City decreased from approximately $5.2 billion in 2006 to approximately $3.0 billion in 2012, a decline of approximately 42.3%. In addition, annual gross operating profit for Atlantic City casinos similarly experienced growth from 2002 through 2006, but began declining in 2007. The decline in gross operating profit generally has been proportionately greater than the declines in gross gaming revenue, potentially as a result of increases in promotional allowances and promotional spending.

Competition in Atlantic City is intense and is increasing. Currently, there are twelve land-based casinos located in Atlantic City, including Revel, all of which compete with each other to attract customers to their properties. Revel is situated at the northern end of the Boardwalk near three other casinos. The remaining eight Atlantic City casino hotels are located approximately one and one-half miles to two and one-half miles to the south on the Boardwalk or, to the west, in the Marina District of Atlantic City.

Competition in the Atlantic City market centers on quality and extent of hotel, resort and casino facilities, promotions, entertainment and amenities. For this reason, we and our competitors require substantial capital expenditures to compete effectively. Certain of our current and future competitors have or may have greater gaming experience than us and/or greater financial resources. In recent years, Atlantic City has experienced a significant increase in investment in new projects and expansions. Any further expansions and future projects would intensify the competition in the Atlantic City market.

Competition from other casino and hotel operators involves not only the quality and extent of hotel, resort and casino facilities, promotions, entertainment and amenities, but also food, entertainment, and beverage prices. Our operating results can be adversely affected by significant cash outlays for advertising and promotions and complimentary services to patrons, the amount and timing of which are partially dictated by the policies of our competitors and our efforts to keep pace. If we lack the financial resources or liquidity to match the promotions of competitors, the number of casino patrons may decline, which may have an adverse effect on their financial performance. Our ability to compete successfully will also be dependent upon our ability to develop and implement strong and effective marketing campaigns for Revel. To the extent we are unable to develop and successfully implement these types of marketing initiatives, we may not be successful in competing in our markets and our financial position could be adversely affected. The filing of the Chapter 11 Cases and our access to capital likely will also adversely impact our ability to develop and implement these types of marketing campaigns.

If we do not generate sufficient cash flows during our peak seasons, we may not be able to subsidize our non-peak seasons.

Our cash flows from operating activities are seasonal in nature. Spring and summer are expected to be the peak seasons for us, with autumn and winter being non-peak seasons. We use any excess cash flow from operations during peak seasons to subsidize non-peak seasons. In the event that we are unable to generate excess cash flows in one or more peak seasons, we may not be able to subsidize non-peak seasons. Accordingly, unforeseeable events that affect attendance at Revel during its peak operating seasons may have a disproportionately adverse effect on our revenues and cash flows.

Revel’s operational strategy differs from that of many existing Atlantic City competitors and may not be successful.

Unlike the casinos in the Las Vegas market, the existing Atlantic City operators generally do not generate significant non-gaming revenues in comparison to their gaming revenues. We have made a significant investment in non-gaming resort amenities and non-gaming activities, but we cannot assure you that Revel will be able to attract new visitors or existing visitors away from the other Atlantic City properties, that such visitors will find Revel’s non-gaming amenities and non-gaming activities to be attractive, or that Revel will be successful in generating the significant non-gaming revenues that we expect from such investment.

Our business model also relies on significant expenditures on luxury and discretionary items. Revel offers a wide range of retail shops, dining experiences, and other venues that will be branded and managed by premier operators. While we have entered into binding agreements with several retail and restaurant tenants, as well as operators of our nightclubs and spa, we are still negotiating lease agreements with a number of retail tenants. We may not be able to obtain the number or quality of suitable retail tenants that are currently planned. If we do not obtain retail tenants in sufficient number or of sufficient quality, and on terms acceptable to us, it could impair the competitive position of Revel and adversely affect its operating performance.

In addition, there are key operational differences between Revel and its competitors in Atlantic City designed to allow Revel to achieve margins above the Atlantic City average. These differences include the outsourcing of many of our dining operations and streamlined gaming table operations to lower staffing. In addition, we target fewer “comp” customers and seek to maintain a higher level of gaming revenue per “comp” customer than our competitors. We also seek to leverage our new facility and the various amenities we have to lower our costs of attracting visitors through traditional incentive programs. However, there can be no assurances that these operational differences will allow us to achieve higher margins than our competitors.

If we are not able to successfully execute our strategy, it would have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

Gaming revenues and gross operating profit for Atlantic City casinos have significantly decreased since 2006 and may continue to decline. A continued decline in Atlantic City gaming revenues or gross operating profit would have a material adverse effect on our business, financial condition and results of operations.

The gaming revenues for Atlantic City casinos experienced growth from 2002 through 2006, but began declining in 2007. Gross gaming revenue (table and slot machine games) in Atlantic City decreased from approximately $5.2 billion in 2006 to approximately $3.0 billion in 2012, a decline of approximately 42.3%. In addition, annual gross operating profit (as reported by the New Jersey Gaming Authorities) for Atlantic City casinos similarly experienced growth from 2002 through 2006, but began declining in 2007. The decline in gross operating profit generally has been proportionately greater than the declines in gross gaming revenue, potentially as a result of increases in promotional allowances and promotional spending. Atlantic City casino gaming revenues and gross profit may not fully recover from the recent years’ decline and may continue to decline. A continued decline in gaming revenues or gross profit of Atlantic City casinos and Revel in particular would have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

Economic and other factors adversely affecting visitation to Revel or consumer and corporate spending and demand for amenities offered at Revel could materially adversely affect our operating results.

The strength and profitability of our business depends on consumer demand for hotel casino resorts in general and for the type of luxury amenities Revel offers. Discretionary consumer spending has been adversely affected by the current economic crisis. Further, terrorist activities, military conflicts, past outbreaks of infectious disease and tsunamis, typhoons and other natural disasters, among other things, have had negative impacts on travel and leisure expenditures, including lodging, gaming and tourism. Worldwide, consumers are traveling less and spending less when they do travel, and demand for luxury amenities and leisure activities has declined. Likewise, corporate spending on conventions and business development is being significantly curtailed as businesses cut their budgets. Our business model relies on significant expenditures on luxury and discretionary items, as well as capturing a large share of the convention or meeting room night market in Atlantic City. However, if demand for such services further declines or does not reach the levels that we anticipate, it would have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

In addition, local economic conditions, weather conditions and regulations could further adversely impact visitation to Revel and other Atlantic City casinos, as well as consumer demand and discretionary spending. Adverse weather conditions have had a damaging effect on the operations of Atlantic City gaming during 2010, 2011 and 2012. In 2012, New Jersey Governor Chris Christie declared a state of emergency in Atlantic County and ordered a mandatory evacuation for Atlantic City as a result of Hurricane Sandy. Accordingly, Revel was closed from 12:00 p.m. on Sunday, October 28, 2012 to 12:00 p.m. on Saturday, November 3, 2012. In 2011, Hurricane Irene left extensive flooding and wind damage along the east coast of the United States and resulted in a mandatory closure of Atlantic City’s casinos for three days, including a weekend. Some of Atlantic City’s casinos sustained minor physical damage and millions of dollars of operating losses as a result of Hurricane Irene and Hurricane Sandy and the mandatory closures. We cannot predict the extent to which similar events and conditions may affect us, directly or indirectly, in the future.

Gasoline price increases also could adversely affect our business. A significant portion of our revenues will be derived from customers residing in the New York-Philadelphia-Baltimore-Washington, D.C. corridor, many of whom drive to Revel. Gasoline prices have increased significantly, and prices may continue to rise in the future. Increases in gasoline prices could discourage certain customers from traveling to Revel and other Atlantic City casinos, especially by car.

Any of these factors which adversely impact visitation to Revel and consumer demand and discretionary spending could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

Energy price increases may adversely affect our cost of operations and our revenues.

Our operations use significant amounts of electricity, natural gas and other forms of energy. Substantial increases in energy and fuel prices in the United States may negatively affect our results of operations. The extent of the impact is subject to the magnitude and duration of the energy and fuel price increases, of which the impact could be material. In addition, energy and gasoline price increases could result in a decline of disposable income of potential customers, an increase in the cost of travel and a corresponding decrease in visitation and spending at Revel, which could have a significant adverse effect on our cost of operations and our revenues. The ESA we have entered into with the CUP Provider is an executory energy contract with terms that, in general, extend 20 years from the opening of Revel. The CUP Provider, through the CUP, is our exclusive provider of chilled water, hot water and electricity. Obligations under the executory energy contract contain both fixed fees and variable fees. The variable fees to which we are subject include operations and maintenance fees, chilled water and hot water fees, electricity fees, and other parasitic electric and utility fees. These fees are subject to variability based on actual usage and market rates for electricity and fuel, as well as adjustment for inflation.

We operate in a highly taxed industry and may be subject to higher taxes in the future.

The casino entertainment industry represents a significant source of tax revenues to the various jurisdictions in which casinos operate. Gaming companies are currently subject to significant state and local taxes and fees in addition to the federal and state income taxes that typically apply to corporations, and such taxes and fees could increase at any time.

Atlantic City casinos currently pay an 8.0% tax rate on gross gaming revenues and an investment alternative obligation equal to 1.25% of gross gaming revenues, for an effective gaming tax rate of 9.25% of gross gaming revenues. The Internet gross gaming revenue tax is 15%, plus annual fees for the Internet gaming permit and to a compulsive gambling fund. In addition, we currently pay or anticipate paying other taxes and fees, including federal and New Jersey state income taxes, property taxes, sales and use taxes, payroll taxes, franchise taxes, luxury taxes, room taxes, parking fees, various license fees, investigative fees, payments associated with a legislatively-mandated not-for-profit corporation for marketing Atlantic City and our proportionate share of regulatory costs. Our profitability depends on generating enough revenues to pay gaming taxes and other largely variable expenses, such as payroll and marketing, as well as largely fixed expenses, such as property taxes and interest expense.

The global economic downturn has reduced the revenues of federal, state and local governments from traditional tax sources, which may cause the federal government or state legislatures, or local government to be more inclined to increase gaming tax rates or impose additional taxes and/or fees. From time to time, various state and federal legislators and officials have proposed changes in tax laws or in the administration of such laws, including increases in tax rates, which would affect the gaming industry. Any material increase in assessed taxes, or the adoption of additional taxes or fees in any of our markets, could have a material adverse effect on our businesses, financial condition, and results of operations and as a result, a material adverse effect on our ability to satisfy our debt obligations.

We also face extensive regulation from other government authorities.

In addition to gaming and tax regulations, we are subject to a variety of other governmental rules and regulations, including zoning, environmental, currency transaction reporting, suspicious activity reporting, construction and land-use laws, city ordinances, and laws and regulations governing alcoholic beverages. Costs of compliance may be substantial and there may be future changes or developments in such rules and regulations, both of which could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

We are subject to various environmental requirements in the operation of Revel. In connection with the development of Revel, we have conducted environmental investigations and remediation of historical contamination at the Revel property, including investigation and remediation activities related to the removal and excavation of underground storage tanks and hydraulic lifts at the property. We received final certification of our environmental investigations and remediation with respect to the Revel property from the New Jersey Department of Environmental Protection on October 2, 2008. In connection with the operation of Revel, we are required to incur costs and expend funds to comply with environmental requirements applicable to operations at Revel, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste and the investigation and clean-up of hazardous or toxic substances or chemical releases at the property. In addition, if there were an environmental contamination at the Revel property, we could be held responsible to a governmental entity or to third parties for property damage, personal injury and investigation and clean-up costs incurred by them in connection with the contamination. Costs of such investigation, remediation or clean-up of any contamination may be substantial, and the presence of that contamination substances, or the failure to properly remediate the property, may impair our ability to use the property, any of which could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

Our business involves the extension of credit in connection with our gaming operations, and we may not be able to collect gaming debts owed to us by our credit players.

Gaming activities at Revel are conducted both on a credit basis and a cash basis. Revel extends credit to those customers whose level of play, financial resources and other characteristics warrant, in the opinion of appropriate gaming personnel, such extensions. Gaming debts evidenced by a credit instrument, including what is commonly referred to as a “marker,” are unsecured and may not be enforceable in all jurisdictions, particularly foreign jurisdictions. We cannot assure you that we will be able to collect the full amount of gaming debts owed to us, even in jurisdictions that enforce gaming debts. Our inability to collect gaming debts could have an adverse effect on our business, financial condition and results of operations and, as a result, an adverse effect on our ability to satisfy our debt obligations.

We are party to collective bargaining agreements with three unions and may become party to collective bargaining agreements with other unions, which may increase our labor costs, limit our operational flexibility and negatively impact our future revenues.

We have collective bargaining agreements with three unions (International Union of Operating Engineers, Local 68; Northeast Regional Council of Carpenters, Local 255; and District Counsel 711, International Union of Painters and Allied Trades) covering approximately 100 employees. Local 68 organized nine additional employees in our fire command operation. An election was held on October 16, 2012 and the employees voted in favor of union representation. The parties have been engaged in contract negotiations but an agreement has not been reached to date. Our remaining employees are not unionized but three other unions have formed a coalition stating their intent to organize Revel’s employees in all classifications, except for security officers. The unions have begun an organizational campaign drive which includes sending correspondence to current customers who have booked events at the hotel asking that they cancel their events and book at other Atlantic City casinos supported by union labor. These union activities could have an adverse financial impact on our ability to book and retain customers that may sympathize with the unions’ requests. Two customers have already cancelled their events because of union pressure and their support for union labor. The unions’ organization campaign drive could be lengthy and could also include picketing and demonstrations at our hotel that could discourage visitation. Certain other unions may also seek to organize our employees. If this coalition of unions or other unions are successful in organizing our employees, we cannot assure you that we will be able to negotiate collective bargaining agreements on terms acceptable to us or at all.

Union activities also may significantly increase our labor costs, disrupt our operations and limit our operational flexibility. Union activities may result in work stoppages, labor disputes and unexpected shutdowns. Any work stoppage at Revel could require us to spend significant amounts to hire replacement workers or to shut down operations if qualified replacement labor is not available. Strikes and work stoppages could also result in adverse media attention or otherwise discourage customers from visiting Revel and, as a result, adversely impact our revenues. As a result, union organizing and other union activities could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

We may have difficulty obtaining the number or quality of personnel necessary to successfully operate Revel and expand our business.

Our success and our ability to grow are dependent, in part, on our ability to hire, retain and motivate a sufficient number of talented people, with the increasingly diverse skills needed to serve customers and expand Revel’s business. However, the pool of highly qualified, experienced gaming, lodging and other personnel is limited and competition to recruit and retain gaming, lodging and other personnel is likely to intensify as and to the extent that competition in the Atlantic City hotel casino market increases. In addition, economic conditions in the gaming, travel and leisure sectors have made recruiting executives to our business difficult. Recruiting, training, retention and benefit costs also place significant demands on our resources. The inability to attract and retain a sufficient number of qualified individuals would have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

We may be subject to litigation resulting from our gaming, resort and dining operations which, if adversely determined, could result in substantial losses.

We will be, from time to time, during the ordinary course of operating our business, subject to various litigation claims and legal disputes, including contract, lease, employment and regulatory claims as well as claims made by visitors to our property. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our business. Further, litigation involving visitors to our property, even if without merit, can attract adverse media attention. As a result, litigation can have a material adverse effect on our business. We cannot predict the outcome of any action, and it is possible that adverse judgments or settlements could significantly reduce our earnings or result in losses.

Health care reform could adversely affect our business.

In March 2010, the United States government enacted comprehensive health care reform legislation which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. Due to the phased-in nature of the implementation and the lack of interpretive guidance, it is difficult to determine at this time what impact the health care reform legislation will have on our financial results. Possible adverse effects of the health reform legislation include increased costs, exposure to expanded liability and requirements for us to revise ways in which we provide healthcare and other benefits to our employees. As a result, our results of operations and financial position could be adversely affected.

If the Plan becomes effective, holders of our existing common stock and warrants would not receive or retain any property under the Plan, and, as a result, Mr. DeSanctis and our management stockholders would no longer be able to exert significant control over our future direction.

The terms of the Securityholders’ Agreement prohibit us from taking certain actions without the prior consent of the holders of our Warrants or the directors designated by the Warrant holders or at all.

Pursuant to the terms of the Securityholders’ Agreement, we are prohibited from taking certain corporate actions without the prior consent of the holders of our Warrants and/or the consent of the Investor Directors. The Securityholders’ Agreement provides that the approval of holders of a majority of the Warrants (or in some circumstances, holders of a majority of our common stock issuable upon exercise of the Warrants on an as-exercised basis) is required for the following transactions:

•	the consummation of certain “change of control” events or sales or all or substantially all of our assets, other than to certain permitted holders;

•	with certain exceptions, the issuance of shares of preferred stock or other equity securities ranking senior to our common stock as to payments of dividends or rights upon liquidation;

•

the pledge by the management stockholders of 50% or more of the voting stock of Revel AC, measured by voting power rather than number of shares (with the shares underlying the Warrants not being considered to be outstanding voting stock or voting power unless and until such Warrants are actually exercised and the calculation of such percentage shall not take into account any unvested management shares); or

•	with certain exceptions, the issuance of additional shares of our common stock (or of securities convertible into or exercisable for our common stock).

In addition, the Securityholders’ Agreement contains certain affirmative and negative covenants, including that:

•

subject to some exceptions, all transactions between us, on the one hand, and the management stockholders or their affiliates, on the other hand, must be (i) approved by a majority of the Board of Directors, including at least one Investor Director, and (ii) on terms that are not materially less favorable to us, in our judgment, than those that would have been obtained in a comparable transaction by us with a person that is not such an affiliate;

•

no redemptions of any shares of our common stock, except in certain circumstances, and repurchases, upon the termination of employment, of options or shares of restricted stock issued pursuant to any stock option plan, employee stock purchase plans or employment agreements with our or our subsidiaries’ employees; and

•

subject to our obtaining any required approval of Warrant holders, a requirement that we exercise our equity cure rights under the Credit Agreement (as defined in the indenture governing the Second Lien Notes) if the Warrant holders make an equity contribution for purposes of the equity cure right under the Credit Agreement, at a price determined in good faith by the Board of Directors.

These approval rights are in addition to the Warrant holders’ board designation rights, preemptive rights and other rights under the Securityholders’ Agreement.

If our management and the Board of Directors desire to take any of such actions, there can be no assurance that such action will be permitted by the covenants contained in the Securityholders’ Agreement or that the Warrant holders or the Investor Directors will provide their consent as required, despite the fact that such actions may be in our best interests. Any failure of the Warrant holders or the Investor Directors to provide their consent could have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

If the Plan becomes effective, holders of our existing common stock and warrants would not receive or retain any property under the Plan, and the Securityholders’ Agreement would cease to be in effect. If the Plan becomes effective, we may, among other things, enter into a stockholders agreement with the new holders of our common stock.

The Securityholders’ Agreement gives Warrant holders certain preemptive rights and approval rights which could impede our ability to raise additional equity capital.

Under the Securityholders’ Agreement, the Warrant holders and the management stockholders have preemptive rights to purchase equity securities we may offer in capital raising transactions. In addition, with certain exceptions, holders of a majority of the Warrants (or in certain circumstances, holders of a majority of our common stock issuable upon exercise of the Warrants on an as-exercised basis) have the right to approve the issuance of shares of preferred stock or other equity securities ranking senior to our common stock as to payments of dividends or rights upon liquidation and the issuance of additional shares of our common stock (or of securities convertible into or exercisable for our common stock). These rights may adversely affect our ability to raise additional equity capital on favorable terms. If management determines we need to raise additional equity capital for our business, our inability to do so on favorable terms may have a material adverse effect on our business, financial condition and results of operations and, as a result, a material adverse effect on our ability to satisfy our debt obligations.

If the Plan becomes effective, holders of our existing common stock and warrants would not receive or retain any property under the Plan, and the Securityholders’ Agreement would cease to be in effect. If the Plan becomes effective, we may, among other things, enter into a stockholders agreement with the new holders of our common stock.

We may be unable to continue as a going concern.

The report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2012 includes an explanatory paragraph describing the existence of substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or to the amounts and classification of liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own approximately 23 acres of land on or adjacent to the Boardwalk. This consists of the main hotel casino site, which is approximately 19.5 acres and is bounded by New Jersey Avenue, Oriental Avenue, and Metropolitan Avenue, approximately 1.7 acres on the Boardwalk between Rhode Island Avenue and Vermont Avenue, and the CUP, which is approximately nine acres and is located at the intersection of Oriental Avenue, Metropolitan Avenue and Massachusetts Avenue. We also own approximately two acres of vacant land located generally in the south inlet of Atlantic City, New Jersey. Our property, with limited exceptions, is encumbered by a security interest in favor of our lenders under the DIP Credit Agreement, the Term Loan Credit Agreement, the 2012 Credit Agreement and the Second Lien Notes.

Item 3.	Legal Proceedings.

We realize we may occasionally be party to lawsuits. As with all litigation, no assurance can be provided as to the outcome of such matters and we note that litigation inherently involves significant costs. We are not currently party to any material legal proceedings, other than the following litigation. In October 2010, Stone Concrete, Inc. filed a complaint in the Superior Court of New Jersey, Atlantic County against REG (formerly known as Revel Entertainment, LLC) and Revel Atlantic City, LLC. The complaint alleges a claim to enforce a construction lien and additionally alleges breach of contract, among other things. Stone Concrete, Inc. seeks damages in the amount of its construction lien: approximately $15 million. In February 2011, we filed a motion to dismiss several counts, which was granted in part by the court. The lien claim survived the motion to dismiss. In September 2011, REG filed an answer and counterclaim and discovery has been ongoing.

The litigation matter described above has been stayed as a result of the filing of the Chapter 11 Cases. The matter may be subject to resolution in accordance with the Bankruptcy Code or may continue in the Superior Court of New Jersey, Atlantic County upon conclusion of the Chapter 11 Cases or seeking appropriate relief in the Bankruptcy Court to lift the automatic stay. On March 25, 2013, Revel AC, Revel AC, LLC, Revel Atlantic City, LLC, Revel Entertainment Group, LLC, and NB Acquisition LLC commenced the Chapter 11 Cases in the United States Bankruptcy Court for the District of New Jersey seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court their Joint Plan of Reorganization dated March 13, 2013 and accompanying disclosure statement of the same date, each of which was filed as Exhibit 99.2 to Revel AC’s Form 8-K filed on March 14, 2013. The Debtors continue to operate their businesses and manage their properties as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court under the lead Case No. 13-16253. See “Part I, Item 1. Business—Proceedings under Chapter 11 of the Bankruptcy Code” of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The common equity of Revel AC is privately held, therefore there is no established public trading market for the common equity of Revel AC.

Holders

As of April 30, 2013, all of the outstanding common equity of Revel AC is owned by Revel Group, and its affiliate, Revel AC Employee, LLC, which entities are each beneficially owned and controlled by our former Chief Executive Officer, Kevin DeSanctis.

Dividends

We have never declared or paid cash dividends on our common equity. We currently intend to retain all available funds and any future consolidated earnings to fund our operations and the development and growth of our business and therefore do not anticipate paying any cash dividends.

Restrictions imposed by our debt instruments significantly restrict us from making dividends or distributions. Specifically, we are restricted under the DIP Credit Agreement from making dividends, subject to certain exceptions. In addition, the terms of our other debt instruments and the indenture governing the Second Lien Notes contain similar restrictions.

Unregistered Sales of Equity Securities

No equity securities of Revel AC were sold during 2012.

Repurchases of Equity Securities

No equity securities of Revel AC were repurchased during the fourth quarter of 2012.

Item 6.	Selected Financial Data.

The following represents selected consolidated financial data of Revel AC and its subsidiaries. This data should be read together with our consolidated financial statements and notes thereto, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other information contained in this Annual Report on Form 10-K.

	Year Ended December 31, 2012	For the period from February 7, 2011 (date of inception) to December 31, 2011
Consolidated Statement of Operations Data:
Net Revenues	$153,179,837	$—
Net Loss	$(332,944,469)	$(122,587,853)
Comprehensive Loss	$(336,065,598)	$(123,336,215)

	As of December 31, 2012	As of December 31, 2011
Consolidated Balance Sheet Data:
Total Assets	$1,148,162,323	$1,170,383,231
Total Long-Term Obligations(1)	$1,360,314,711	$1,076,590,543
Owners’ Equity (Deficit)	$(354,963,594)	$(22,383,310)

(1)	Includes the current portion of long-term debt and other short-term borrowings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that are based on management’s current expectations, plans and strategies about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in these forward-looking statements as a result of the factors we describe elsewhere in this report, particularly in Part I. Item 1A. “Risk Factors.”

Overview

We own and operate Revel, a beachfront entertainment resort and casino located on the Boardwalk in the south inlet of Atlantic City, New Jersey. Revel AC was formed on February 7, 2011, by Kevin DeSanctis, our principal stockholder and former Chairman and Chief Executive Officer, and, on February 17, 2011, Revel AC consummated the acquisition of Revel Entertainment Group, LLC, a Delaware limited liability company, NB Acquisition, LLC, a New Jersey limited liability company, and Revel Atlantic City, LLC, a New Jersey limited liability company (collectively, “Predecessor Revel”) from an affiliate of Morgan Stanley. From the acquisition of Predecessor Revel until the opening of Revel on April 2, 2012, our activities were limited to the development, construction and financing of Revel and related activities.

Revel is a 6.2 million square foot resort located on approximately 20 acres with 820 feet of Boardwalk frontage and offers premier resort and group amenities with 1,399 rooms, 3,500 gaming positions and a variety of entertainment amenities. The 130,000 square foot casino features 113 table games, a poker room with 37 tables, and approximately 2,400 slot machines. The resort’s 12 dining venues include three signature restaurants: Amada, American Cut and Azure. Revel also offers: two nightclubs, managed and operated by IDEA Boardwalk, LLC, the Social and HQ; one burlesque club operated by RJ Atlantic City, LLC; a 31,512 square foot spa, operated by Exhale; Revel Beach, an approximately 44,000 square foot private beach; five indoor and outdoor pools; private cabanas and fire pits; an arena/theatre with the capacity to hold 5,500 persons; retail space featuring boutiques from Hugo Boss, Denim Habit, DNA Emporium 2050 and Revolution Jewelers; and approximately 160,000 square feet of convention, meeting and event space.

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

Chapter 11 Filing

On the Petition Date, the Debtors commenced the Chapter 11 Cases in Bankruptcy Court seeking reorganization relief under the Bankruptcy Code. As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court their Plan and accompanying Disclosure Statement, each of which was filed as Exhibit 99.2 to Revel AC’s Form 8-K filed on March 14, 2013.

The Debtors continue to operate their businesses and manage their properties as debtors in possession pursuant to section 1108 of the Bankruptcy Code, under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court under the lead Case No. 13-16253 (JHW).

In connection with the Chapter 11 Cases, the Debtors received interim and final approval on March 27, 2013 and April 18, 2013, respectively, from the Bankruptcy Court for authority to enter into a $250 million senior secured superpriority debtor in possession credit agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “DIP Credit Agreement”) among Revel AC, as the borrower, the other Debtors, as guarantors, the lenders party thereto (the “DIP Facility Lenders”) and JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank. The DIP Credit Agreement provides for (i) a $125 million revolving loan (the “DIP Revolving Facility”) and (ii) and a $125 million term loan. On March 27, 2013, the Debtors entered into the DIP Credit Agreement. The proceeds of the DIP Credit Agreement will be used by Revel AC to (a) repay outstanding indebtedness under the credit agreement, dated as of May 3, 2012, by and among Revel AC, as borrower, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner, over time; (b) pay certain reasonable fees and expenses associated with the transactions contemplated by the DIP Credit Agreement, (c) pay certain professional fees in connection with the Chapter 11 Cases; (d) provide ongoing working capital requirements and pay other fees, costs and expenses relating to the Chapter 11 Cases, in accordance with certain DIP Credit Agreement documents; and (e) fund certain capital expenditures. A portion of the DIP Revolving Facility may be made available for the issuance of letters of credit.

In addition, the Debtors received interim and final approval from the Bankruptcy Court on March 27, 2013 and April 18, 2013, respectively, of various motions intended to preserve ordinary-course business operations and streamline the administration of the Chapter 11 Cases, including, among other things, satisfying prepetition obligations to employees, customers, taxing authorities, and trade creditors in the ordinary course of business.

On March 27, 2013, the Bankruptcy Court approved the Debtors’ entry into an engagement letter and fee letter with J.P. Morgan Securities LLC to syndicate and obtain commitments to fund $335 million in new senior credit facilities (the “Exit Facilities”) upon the Debtors’ emergence from the Chapter 11 Cases. Subject to Bankruptcy Court approval and assuming the Debtors emerge from the Chapter 11 Cases, the Exit Facilities will consist of (i) a revolving credit facility (the “First Lien Exit Facility”) in the amount of approximately $100 million with availability as of the effective date of the Plan sufficient to pay transaction expenses, provide the reorganized Debtors with working capital necessary to run their businesses and to fund certain capital expenditures, and any letters of credit issued under the 2012 Credit Agreement and deemed issued under the DIP Credit Agreement or issued under the DIP Credit Agreement, in either case, would be deemed to be issued under the First Lien Exit Facility or cash collateralized at 103% of any letter of credit exposure and (ii) term loans (the “Second Lien Exit Facility”) in the aggregate amount of approximately $260 million, the proceeds of which would be used to pay transaction expenses and repay the DIP Credit Agreement in full in cash (excluding any letters of credit being continued under the First Lien Exit Facility). All holders of 2012 Credit Agreement Claims and Term Loan Credit Agreement Claims are eligible to participate in the Exit Facilities.

We expect to continue normal resort and casino operations during the restructuring process. The Bankruptcy Court has scheduled a joint hearing to consider confirmation of the Plan and adequacy of the Disclosure Statement on May 13, 2013. If the Plan becomes effective, Revel may, among other things, enter into a stockholders agreement with holders of our common stock. In addition, Revel’s new board of directors will likely adopt a new management long-term incentive plan intended to provide incentives to certain employees to continue their efforts to foster and promote our long-term growth objectives.

Our audited financial statements included in this Annual Report on Form 10-K have been prepared on a going concern basis, which assumes that Revel AC will realize its assets and satisfy its liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has generated a net loss of $332.9 million and $122.6 million for the year ended December 31, 2012 and the period from February 7, 2011(date of inception) through December 31, 2011, respectively, and has a working capital deficit of $1.4 billion at December 31, 2012. The Company’s liquidity is impacted by a number of factors, including its operating results and its borrowing capacity under the DIP Credit Agreement. Revel AC’s ability to continue as a going concern is dependent upon, among other things, its ability to comply with the terms of its DIP Credit Agreement and any cash management order entered by the Bankruptcy Court in connection with the Cases, its ability to maintain adequate cash on hand, and its ability to restructure its operations in order to generate cash from operations and achieve profitability following emergence from bankruptcy. These conditions raise substantial doubt as to Revel AC’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities and the related effects that may result from the outcome of this uncertainty.

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

We commenced operations on April 2, 2012. Because we were solely in our construction and pre-opening stage during the period from February 7, 2011 to April 2, 2012 and have not operated for a full year, we believe that our results of operations for the year ended December 31, 2012 as compared to the period from February 7, 2011 to December 31, 2011, are neither comparable nor indicative of future results. Accordingly, we do not include any comparison to the period from February 7, 2011 to December 31, 2011, except in certain circumstances where we believe such a comparison is relevant.

Our operations are conducted entirely at Revel, which includes hotel, casino, entertainment, food and beverage, retail and other related operations. Given the integrated nature of these operations, the Company is considered to have one operating segment.

We incurred a net loss of $332.9 million for the year ended December 31, 2012. As a result of our development and construction activities, we recognized a net loss for the period from February 7, 2011 (date of inception) to December 31, 2011 of approximately $122.6 million. Total expenses during the period from February 7, 2011 to December 31, 2011 consisted primarily of $32.0 million of pre-opening costs and $89.3 million of interest expense. For the year ended December 31, 2012, total interest costs were $145.3 million, of which $18.3 million was capitalized and included in property and equipment on the accompanying consolidated balance sheet. Upon the opening of Revel on April 2, 2012, we are no longer capitalizing interest costs as a cost of developing and constructing Revel.

Certain gaming industry specific statistics are included in the discussion of our operational performance for the year ended December 31, 2012. These statistics are defined below.

•	“table drop” – the amount of cash and net markers issued that is deposited in a gaming table’s drop box.

•	“table games win” – the amount of table drop that is retained and recorded as casino revenue.

•	“table games hold percentage” – calculated by dividing table games win by table drop.

•	“handle” – total amount wagered in a slot machine.

•	“slot win” – the amount of handle retained and recorded as casino revenue.

•	“slot hold percentage” – calculated by dividing gross slot win by handle.

•	“average daily rate” (“ADR”) – calculated by dividing total room revenue by total rooms occupied.

•	“revenue per available room” (“REVPAR”) – calculated by dividing total room revenue by total rooms available.

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

Recent Events

Revel was closed from 12:00 p.m. on Sunday, October 28, 2012 to 12:00 p.m. on Saturday, November 3, 2012 due to Hurricane Sandy. New Jersey Governor Chris Christie declared a state of emergency in Atlantic County and ordered a mandatory evacuation for Atlantic City. The Company has filed a claim with our insurance carrier relating to the losses as a result of the storm.

For the year ended December 31, 2012 compared to the period from February 7, 2011 (date of inception) to December 31, 2011

Revenues

	Year Ended December 31, 2012	February 7, 2011 (Date of Inception) to December 31, 2011
Revenues:
Casino	$98,229,792	$—
Rooms	32,945,098	—
Food and beverage	16,892,639	—
Entertainment and other	26,849,809	—

Gross revenue	174,917,338	—
Less: promotional allowances	21,737,501	—

Net revenues	$153,179,837	—

Revel’s net casino revenues were $98.2 million for the year ended December 31, 2012 consisting of table games, slots and poker revenue. Table game revenue for the year ended December 31, 2012 was $42.0 million including poker revenue. The table games hold percentage for the year ended December 31, 2012 was 12.1% which is currently below our expected normalized hold of approximately 14.0%. This resulted in lower than expected tables games revenues for the year ended December 31, 2012 of approximately $6.5 million. The volume of table games play increased steadily over the year since the commencement of operations as we focused on hosted table games customers.

Slot revenue, net of free slot play, for the year ended December 31, 2012 was $56.2 million. The slot hold percentage for the year ended December 31, 2012 was 9.4%, as compared to the Atlantic City industry average slot hold percentage for the same period of 9.0%. We continue to focus our efforts on increasing the level of slot play through leveraging our loyalty card program and building our database of slot customers.

Non-gaming gross revenues over the same period were $76.7 million, consisting of room revenue of $33.0 million, food and beverage revenue of $16.9 million, entertainment revenue of $13.4 million, rental income of $7.6 million and other revenues of $5.8 million. The rental income represents rental income based on a percentage of sales generated at our tenant locations throughout the property.

The Company’s gross room revenues were approximately $33.0 million for the year ended December 31, 2012. ADR and occupancy for that period were $161.64 and 57.8%, respectively, generating REVPAR of $93.38.

Gross food and beverage revenues for the year ended December 31, 2012 of $16.9 million was from Revel owned food and beverage venues.

Promotional allowances for the year ended December 31, 2012 included the retail value of accommodations, food and beverage, and other services furnished to our guests without charge. These amounts totaled $21.7 million and, in accordance with industry practice, have been deducted from revenues as promotional allowances.

Departmental, Administrative and Other Expenses

Operating expenses for the year ended December 31, 2012 include direct departmental expenses not present in the period from February 7, 2011 (date of inception) to December 31, 2011. For the year ended December 31, 2012, these departmental expenses included casino expenses of $95.3 million, rooms expenses of $7.3 million, food and beverage expenses of $11.2 million, and entertainment and other expenses of $28.4 million.

General and administrative expenses totaled approximately $119.4 million for the year ended December 31, 2012 and included real estate taxes, utilities, advertising, IT, legal and other administrative expenses.

Expenses for the year ended December 31, 2012 include non-recurring expenses relating to the opening and related start-up costs which included promotional allowances, promotional expenses, entertainment, marketing, operating, legal and payroll related expenses. These expenses totaled $52.7 million for the year ended December 31, 2012. Revenues associated with these costs are included in operating revenues and totaled $9.7 million for the year ended December 31, 2012.

Other Income (Expense)

Interest expense, net of amounts capitalized

Interest expense for the year ended December 31, 2012 was $126.9 million as compared to $89.3 million for the period from February 7, 2011 to December 31, 2011. The Company ceased capitalizing interest to construction costs effective April 2, 2012 when the property commenced operations.

Pre-opening expenses

Until the opening of Revel on April 2, 2012, pre-opening expenses were expensed as incurred and consisted primarily of direct salaries and wages, legal and consulting fees, insurance, utilities and advertising and marketing expenses. Total pre-opening expenses for the year ended December 31, 2012 and the period from February 7, 2011 to December 31, 2011 totaled $39.1 million and $32.0 million, respectively.

Depreciation and amortization

Depreciation and amortization expense was $58.6 million for the year ended December 31, 2012 as a result of the opening of Revel. During the construction of Revel, costs incurred in the construction of the buildings, improvements to land and the purchases of assets for use in operations were capitalized. Once Revel opened on April 2, 2012, these assets were deemed to have been placed into service and we began recognizing the associated depreciation expense.

Liquidity and Capital Resources

The following table presents Condensed Consolidated Statements of Cash Flows data for each of the periods indicated ( in millions):

	Year Ended December 31, 2012	February 7, 2011 (Date of Inception) to December 31, 2011
Net cash used in operating activities	$(160.0)	$(64.0)
Net cash used in investing activities	$(28.4)	$(1,004.3)
Net cash provided by financing activities	$192.0	$1,075.8

Net cash used in operating activities

The increase in cash used in operating activities during the year ended December 31, 2012, as compared to cash used by operating activities from February 7, 2011 to December 31, 2011, was primarily attributable to losses generated in the first nine months of operations.

Net cash used in investing activities

Cash flows used by investing activities of $28.4 million during the year ended December 31, 2012 were attributable to capital expenditures of $274.1 million, and were primarily incurred for the payment of construction payables from the ongoing construction of the property, the decrease in restricted cash of $223.4 million and proceeds from our tenants of $22.3 million as part of their tenant contributions toward construction costs. Cash flows used in investing activities of $1,004.3 million during the period from February 7, 2011 to December 31, 2011 were primarily attributable to the payment of construction payables from the ongoing construction of the property of $716.0 million, the acquisition cost for Predecessor Revel of $33.3 million and the increase in restricted cash of $253.0 million.

Net cash provided by financing activities

Cash flows provided by financing activities of $192.0 million for the year ended December 31, 2012 primarily represent the amounts borrowed under the Incremental Facility (as defined below), the amounts borrowed under the December 2012 Term Loan Facility (as defined below), and the net amount drawn under the Revolver Facility. Borrowings under the Incremental Facility were used to pay construction expenses. A portion of the proceeds from the December 2012 Term Loan Facility were used to repay outstanding revolving loans under the Revolver Facility. Cash flows provided by financing activities of $1,075.8 million for the period from February 7, 2011 to December 31, 2011 represent $1.1 billion of proceeds from borrowings under the 2011 Term Loan Facility and the private placement of Units, net of original issue discount and offset by $52.4 million of financing costs.

On February 17, 2011, we consummated a $1.1 billion financing, consisting of (i) an $850 million six-year senior secured tranche B term loan facility (the “Original Term Borrowing”) under our first lien term loan credit facility (the “2011 Term Loan Facility,” together with the Incremental Facility, the “Original Term Loan Facility”) and (ii) an issuance of 152,200 units (the “Units”), each consisting of a warrant (a “Warrant” and, collectively, the “Warrants”) to purchase 1,000 shares of common stock of Revel AC , par value $0.0001 per share (“Common Stock”), subject to certain adjustments, and $2,000 principal amount of our Second Lien Notes (a total of $304.4 million in aggregate principal amount) at a price equal to 97.5% of the face value of the Second Lien Notes.

The net proceeds from the offering of the Units, after deducting the initial purchase discount (approximately $7.6 million) and offering expenses paid by the Company, were approximately $296.0 million. The net proceeds from the offering, together with the net proceeds of the $850.0 million Original Term Borrowing, were used in part to fund the acquisition of Predecessor Revel and to pay costs and expenses related to the financing. The approximately $1.0 billion of net proceeds remaining were deposited in one or more accounts and were used to finance the completion and opening of Revel.

As of December 31, 2012, we had approximately $11.1 million of cash and cash equivalents, consisting primarily of cash on hand for use in the casino and resort operations of Revel. As of December 31, 2012, we also had $20.1 million of restricted cash which is reserved for construction expenditures. As of December 31, 2012, approximately $1.1 billion of the total estimated project costs for Revel had been expended or incurred. Such costs were funded primarily from a portion of the net proceeds from the issuance of the Units and the Original Term Borrowing.

As of December 31, 2012, we had no remaining net proceeds from the issuance of the Units and approximately $29.6 million in the company funds account and other accounts established pursuant to the Disbursement Agreement. As of December 31, 2012, there was approximately $91.9 million available under the Revolver Facility.

Additional or unexpected costs, new business developments or other unforeseen events may occur, which could result in the need for additional funds. Any of these events could require us to obtain additional financing, and there can be no assurances we would be able to obtain such additional financing. For example, as a result of Hurricane Sandy in late October 2012, Revel was forced to close for six days, from October 28, 2012 to November 3, 2012, and Atlantic County was under a state of emergency that had been declared by New Jersey Governor Chris Christie. Revel has submitted a claim to its insurance carriers for business interruption as a result of Hurricane Sandy.

Moving forward, we expect to fund our operations, debt service requirements and other capital requirements (other than close out costs, as described above) primarily from operating cash flows. We cannot assure you that our business will generate sufficient cash flow from operations, together with any amounts available under the DIP Revolving Facility, sufficient to enable us to service and repay our indebtedness and to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on acceptable terms or at all.

Pre-Petition Credit Facilities and Second Lien Notes

2011 Term Loan Facility

On February 17, 2011, we entered into the credit agreement governing the 2011 Term Loan Facility (as amended from time to time, the “Term Loan Credit Agreement”).

The loans under the 2011 Term Loan Facility are denominated in United States dollars and bear interest at a rate per annum which, at our option, can be either: (i) a base rate plus a margin of 6.50%; or (ii) the Eurodollar rate (not to be less than 1.50% per annum) plus a margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the 2011 Term Loan Facility will bear interest at the otherwise applicable rate plus 2.00% per annum. For the year ended December 31, 2012, we elected to incur interest under the 2011 Term Loan Facility at the Eurodollar rate, or 9% per annum.

All borrowings under the 2011 Term Loan Facility are required to be repaid on the final maturity date of such facility. The 2011 Term Loan Facility will amortize in quarterly installments of 0.25% of the original principal of the term loan. Voluntary prepayments of loans under the 2011 Term Loan Facility are permitted in agreed minimum amounts with certain prepayment premiums set forth in the Term Loan Credit Agreement, subject to reimbursement of the lenders’ breakage and redeployment costs in the ease of prepayment of Eurodollar rate loans. We are required to prepay the term loans with (a) net proceeds from asset sales and certain upfront payments under material leases, (b) net proceeds from debt issuances, (c) net proceeds from casualty events and settlements of certain construction related claims, (d) excess cash flow and (e) certain amounts remaining in bank proceeds accounts, in each case, subject to certain basket amounts, reinvestment rights and other provisions set forth in the Term Loan Credit Agreement. Any term loans mandatorily prepaid may not be reborrowed under the 2011 Term Loan Facility.

Our obligations under the 2011 Term Loan Facility are guaranteed by certain of our existing and future direct subsidiaries. The obligations and guarantees under the 2011 Term Loan Facility are secured by a first priority security interest in substantially all of our assets, subject to certain exceptions set forth in the definitive documentation for the 2011 Term Loan Facility.

The Term Loan Credit Agreement requires us to maintain compliance with certain financial covenants, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant (in each case, as defined therein), subject to the terms provided in the Term Loan Credit Agreement. In addition, the Term Loan Credit Agreement restricts our ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts.

On May 3, 2012, we entered into amendments to the Term Loan Credit Agreement. The amendments to the Term Loan Credit Agreement provide for (i) an additional $50 million of term loan commitments (the “Incremental Facility”) that as of the date hereof has been borrowed and (ii) amendments and waivers to certain provisions of the Term Loan Credit Agreement to allow for additional project costs, which are expected to be funded in part by such term loans. Term loans funded under such commitments, among other things, bear interest at the same interest rate applicable to the Original Term Borrowing, mature at the same date as the Original Term Borrowing, amortize at the same rate as the Original Term Borrowing, were issued with original issue discount of 0.99%, and were subject to a commitment fee of 2.0% on the amount of such commitments.

On December 20, 2012, we entered into a third amendment to the Term Loan Credit Agreement. The third amendment amended the Term Loan Credit Agreement to, among other things, permit the December 2012 Term Loan Facility (as defined below) and an increase of $25.0 million in revolving commitments under the 2012 Credit Agreement and certain capital expenditures.

As of December 31, 2012, $50.0 million had been drawn under the Incremental Facility to finance project costs.

On March 13, 2013, we entered into a fourth amendment to the Term Loan Credit Agreement. The fourth amendment amended the Term Loan Credit Agreement to allow the lenders under the Term Loan Credit Agreement to, during the pendency of the Cases, sell participations in the loans under the Term Loan Credit Agreement to competitors of the Company engaged in the business of operating or controlling a casino or convention, trade show or exhibition facility; provided, that (i) no single competitor group may own participations in excess of 5% of the loans outstanding as of any time and (ii) no lender may disclose any material non-public information with respect to us, our subsidiaries and any of our respective securities to a competitor who is a participant or a prospective participant.

Second Lien Notes and Warrants

Also on February 17, 2011, concurrently with the closing under the 2011 Term Loan Facility, we issued 152,200 units (the “Units”), each consisting of a Warrant to purchase 1,000 shares of Common Stock, subject to certain adjustments, and $2,000 principal amount of the Second Lien Notes at a price equal to 97.5% of the face value of the Second Lien Notes in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Second Lien Notes and the Warrants were separately transferable beginning August 17, 2011.

Interest on the Second Lien Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2011. All interest on the Second Lien Notes through the interest payment period ending September 15, 2013 will be payable by increasing the outstanding principal amount of the Second Lien Notes or issuing additional Second Lien Notes (“PIK Interest”). For the interest payment period ending March 15, 2014, interest on the Second Lien Notes will be payable, at our sole option, in cash or PIK Interest or a combination thereof. After the interest payment period ending March 15, 2014, all interest on the Second Lien Notes will be payable in cash. The Second Lien Notes will mature on March 15, 2018.

At any time prior to March 15, 2014, we may, at our option, on one or more occasions, redeem up to 35% of the aggregate principal amount of Second Lien Notes at a redemption price of 112.0% of the principal amount, plus accrued and unpaid interest, if any, to, but not including, the date of redemption, with the net cash proceeds of one or more qualified equity offerings by us (or by a parent company, which net cash proceeds are contributed to us), subject to certain conditions. At any time prior to March 15, 2014, we may, at our option, on one or more occasions, redeem the Second Lien Notes, in whole or in part, at a redemption price of 100% of the principal amount plus an applicable make-whole premium, plus accrued and unpaid interest, if any, to, but not including, the redemption date. We may, at our option, on one or more occasions, redeem the Second Lien Notes, in whole or in part, on or after March 15, 2014, at redemption prices set forth in the indenture governing the Second Lien Notes (the “Indenture”).

In addition, upon a change of control, as defined in the Indenture, we are required to make an offer to repurchase the Second Lien Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

If we sell certain assets or experiences certain events of loss and the net proceeds thereof that are not reinvested in compliance with the Indenture (“Excess Proceeds”) exceed $50 million, we are required to use such Excess Proceeds to offer to repurchase the Second Lien Notes at 100% of their principal amount, plus accrued and unpaid interest, if any, to, but not including, the purchase date. At the end of the accrual periods ending after February 17, 2016, we are required to redeem for cash a portion of each Second Lien Note then outstanding necessary to prevent such note from being treated as an “applicable high yield discount obligation” within the meaning of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The redemption price will be 100% of the principal amount plus accrued and unpaid interest, if any, to, but not including, the redemption date. The Second Lien Notes also are subject to certain transfer restrictions and to redemption under the New Jersey gaming laws.

The Second Lien Notes were issued under the Indenture. The Indenture contains covenants which, subject to certain exceptions, limit our ability and the ability of our restricted subsidiaries to, among other things and subject to certain qualifications and exceptions: pay dividends or distributions, make investments or repurchase equity or prepay certain debt; incur additional debt; create liens on assets to secure debt; enter into transactions with affiliates; sell certain assets; consolidate, merge, sell or otherwise dispose of all or substantially all of their assets; create dividend and other payment restrictions affecting subsidiaries; and designate restricted and unrestricted subsidiaries.

Our obligations under the Indenture are guaranteed by certain of our existing and future direct subsidiaries. The Second Lien Notes and the guarantees thereof are secured by a second priority security interest in substantially all of our assets (other than the proceeds of the 2011 Term Loan Facility), subject to certain exceptions set forth in the definitive documentation for the Second Lien Notes. The priority of the security interests in the collateral and related creditors’ rights are set forth in an intercreditor agreement.

On December 20, 2012, we entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture, which amended the Indenture to, among other things, permit the December 2012 Term Loan Facility (as defined below) and an increase of $25.0 million in revolving commitments under the 2012 Credit Agreement.

The Warrants become exercisable, subject to certain conditions and subject to mandatory exercise in certain circumstances, on the business day immediately following the earlier of (1) May 24, 2015 and (2) the consummation of a “liquidity event” defined, subject to certain exceptions, as: (i) the sale, lease, or disposition of substantially all of our assets and the assets of our subsidiaries taken as a whole to any third party; (ii) the adoption by our stockholders of a plan or filing by us of any petition relating to the bankruptcy, liquidation or dissolution of Revel AC; (iii) the consummation of any transaction the result of which is that any person or group becomes the beneficial owner of more than 50% of our outstanding voting stock, measured by voting power, other than beneficial ownership by a person or group that is a permitted holder, as defined in the Indenture; (iv) the disposition by our management of beneficial ownership of 50% or more of the outstanding shares of Common Stock beneficially owned by them as of February 17, 2011, other than to us or another permitted holder; or (v) a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) (other than on Form S-4, S-8 or their equivalents) covering the offer and sale of the Common Stock for our account to the public. In addition, all outstanding Warrants, if not previously exercised, will automatically and mandatorily exercised on February 17, 2021. The Warrants and the shares underlying the Warrants are subject to certain transfer restrictions and to redemption under the New Jersey gaming laws. The holders of the Warrants are also party to a Securityholders’ Agreement pursuant to which they have certain rights, including preemptive rights, rights to designate directors, approval rights for certain transactions, information rights and registration rights.

In connection with the financing transactions on December 20, 2012, Revel AC and Revel Group, LLC agreed to use their reasonable best efforts to seek approval from the applicable governmental authorities under the New Jersey Casino Control Act and the regulations promulgated thereunder (the “New Jersey Gaming Authorities”) to, upon written request to Revel AC by the holders of a majority of the Warrants or, after the Warrants are exercised, a majority of the shares of common stock of Revel AC issuable on exercise of the Warrants (the “Warrant Shares”), as the case may be, enable the Company to amend that certain Securityholders’ Agreement, dated as of February 17, 2011 (the “Securityholders’ Agreement”), among Revel AC, Revel Group, LLC and the Warrant holders and such other organizational documents of Revel AC as may be necessary to, among other things: (i) give the Warrant holders the right to designate an additional director on Revel AC’s board of directors, subject to certain conditions and restrictions, and to approval by the Management Directors (as defined in the Securityholders’ Agreement), not to be unreasonably withheld; and (ii) provide for increased director voting rights for the Management Directors or, as designated by Kevin DeSanctis, other directors of Revel AC, in the event of a deadlock of the board of directors or should Kevin DeSanctis be unable to vote as a director of Revel AC for any reason. Following the effectiveness of such amendments, which are subject to, among other things, approval from the New Jersey Gaming Authorities, the Warrant holders would have the right to designate three of six directors of Revel AC.

2012 Revolver Facility and December 2012 Term Loan Facility

On May 3, 2012, we entered into our revolving credit facility (the “Revolver Facility”) under the Revolving Credit Agreement (as amended from time to time, the “2012 Credit Agreement”). On August 22, 2012 and December 20, 2012, we entered into amendments to the 2012 Credit Agreement which increased our Revolver Facility commitments to $125 million and established a new $125 million term loan facility (the “December 2012 Term Loan Facility,” collectively with the Original Term Loan Facility, the “Term Loan Facilities”).

The loans under the Revolver Facility are denominated in United States dollars and bear interest at a rate per annum which, at our option, can be either: (i) a base rate (subject to a floor of 2%) plus a margin of 6.50%; or (ii) the Eurodollar rate (subject to a floor of 1%) plus a margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the Revolver Facility bear interest at the otherwise applicable rate plus 2.00% per annum.

Availability under the Revolver Facility is restricted (the foregoing, the “Availability Restrictions”) by requiring the sum of the unused revolving commitments plus the lesser of (1) $5,000,000 and (2) cash and cash equivalents (excluding cage cash and certain other escrow or blocked accounts), to be greater than the sum of the Minimum Liquidity Thresholds (as defined below) and certain reserves associated with amenities capital expenditures. As of December 31, 2012, “Minimum Liquidity Thresholds” meant from December 20, 2012 through February 15, 2013, $75,000,000; from February 16, 2013 through April 15, 2013, $50,000,000; from April 16, 2013 through May 15, 2013, $45,000,000; and from May 16, 2013 through July 1, 2013, $20,000,000. Minimum Liquidity Thresholds decrease for certain periods of time to fund cage cash obligations and can be adjusted upwards in respect of amounts received relating to cost efficiencies or other savings, subject to the terms of the Revolver Facility. Subsequent to December 31, 2012, we entered into amendments to the 2012 Credit Agreement which amended the Minimum Liquidity Thresholds (see “—Amendments to 2012 Credit Agreement” below).

Revolving loans under the Revolver Facility are available for working capital, general corporate purposes and for certain capital expenditures as specified in the 2012 Credit Agreement. Unused amounts under the revolving commitments are subject to a per annum fee of 4%. As of December 31, 2012, approximately $33.1 million was outstanding under the Revolver Facility, which includes a $1.9 million irrevocable letter of credit drawn as collateral for workers’ compensation claims.

All borrowings under the Revolver Facility are required to be repaid by May 22, 2015. If the December 2012 Term Loan Facility has been paid in full, then we are required to prepay our revolving loans (with a dollar for dollar reduction in commitments) on the same terms as the mandatory prepayments for the December 2012 Term Loan Facility. Voluntary prepayments of revolving loans under the Revolver Facility are permitted and may be reborrowed.

Borrowings under the December 2012 Term Loan Facility bear interest at a rate per annum which, at our option, can be either: (i) a base rate (subject to a floor of 2%) plus a margin of 8.00%; or (ii) the Eurodollar rate (subject to a floor of 1%) plus a margin of 9.00%. If a payment or insolvency default shall have occurred and be continuing, borrowings under the December 2012 Term Loan Facility bear interest at the otherwise applicable rate plus 2.00% per annum. Proceeds from the December 2012 Term Loan Facility not used to repay certain revolving loans on the date of the December 2012 amendment are available to pay certain close out costs and development costs, subject to certain funding conditions, investment requirements and other provisions.

All borrowings under the December 2012 Term Loan Facility are required to be repaid on May 22, 2015. Borrowings under the December 2012 Term Loan Facility will amortize in quarterly installments of 0.25% of the original principal of the term loan. Voluntary prepayments of borrowings under the December 2012 Term Loan Facility are permitted in agreed minimum amounts on or after December 20, 2013, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar rate loans. We are required to prepay the term loans with (a) net proceeds from asset sales and certain upfront payments under joint venture arrangements, (b) net proceeds from certain debt issuances, (c) net proceeds from casualty events and damages or settlements of certain construction or other tort claims, and (d) excess cash flow, in each case, subject to certain basket amounts, reinvestment rights and other provision. Any borrowings under the December 2012 Term Loan Facility paid or prepaid may not be reborrowed.

Obligations under the 2012 Credit Agreement are guaranteed by our wholly owned subsidiaries. Our obligations under the 2012 Credit Agreement and the guarantees thereof are generally secured by a first priority or “first out” security interest in substantially all of our assets (other than funds constituting proceeds under the Term Loan Credit Agreement), subject to certain exceptions set forth in the definitive documentation for the 2012 Credit Agreement.

The 2012 Credit Agreement requires that we maintain compliance with certain financial covenants, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant, subject to the terms provided in the 2012 Credit Agreement. In addition, the 2012 Credit Agreement restricts our ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts.

Amendments to 2012 Credit Agreement

On January 30, 2013, we entered into a third amendment to the 2012 Credit Agreement. The third amendment amended the Minimum Liquidity Thresholds (as defined below).

On February 5, 2013, we entered into a fourth amendment to the 2012 Credit Agreement. The fourth amendment further amended the Minimum Liquidity Thresholds. The fourth amendment also amended the 2012 Credit Agreement to add an additional “Event of Default.” Pursuant to the fourth amendment, (i) failure by Revel AC to continuously retain a financial advisor reasonably acceptable to the administrative agent under the 2012 Credit Agreement (the “Administrative Agent”) and the Required Lenders (as defined in the 2012 Credit Agreement) with a scope of responsibilities reasonably acceptable to the administrative agent and the Required Lenders (it being agreed by the Administrative Agent and the Required Lenders that the retention and scope of work (in effect as of the effective date of the fourth amendment) of Alvarez & Marsal North America LLC, is acceptable to the Administrative Agent and the Required Lenders) (the “Financial Advisor”), subject to review and approval by applicable Gaming Authorities (as defined in the 2012 Credit Agreement) as and to the extent required under applicable gaming laws and regulations, or (ii) failure by Revel AC to cooperate with the Financial Advisor in the performance of its duties within the scope of its responsibilities, or interference by Revel AC with the Financial Advisor in the performance of its duties within the scope of its responsibilities, in each case as reasonably determined by the Administrative Agent or the Required Lenders after consultation with the Financial Advisor, shall be an Event of Default under the 2012 Credit Agreement.

On February 12, 2013, we entered into a fifth amendment to the 2012 Credit Agreement. The fifth amendment further amended the Minimum Liquidity Thresholds. The fifth amendment also amended the 2012 Credit Agreement to allow the issuance by JPMorgan Chase Bank, N.A. of up to a $9.5 million letter of credit in favor of a general contractor in lieu of utilization of a $9.5 million escrow as the source for payment of such general contractor.

On February 28, 2013, we entered into a sixth amendment to the 2012 Credit Agreement. The sixth amendment lowered the permitted maximum issuance amount of letters of credit issued by JPMorgan Chase Bank, N.A. in favor of a general contractor to $7,950,000, to allow for loans to be drawn up to $1,550,000 to complete certain capital expenditures and to remove a certification covenant with respect to certain payables.

On March 19, 2013, we entered into a seventh amendment to the 2012 Credit Agreement. Pursuant to the seventh amendment, the Company continued to be required to maintain a sum of the unused revolving commitments plus the lesser of (1) $5,000,000 and (2) cash and cash equivalents (excluding cage cash and certain other escrow or blocked accounts) that is greater than the sum of (a) the Minimum Liquidity Thresholds (as defined below), (b) certain reserves associated with amenities capital expenditures and (c) any remaining availability under a basket for loans that may be used to fund capital expenditures for construction of the Day Club. The seventh amendment amended the 2012 Credit Agreement to extend the $35,000,000 Minimum Liquidity Threshold to April 15, 2013. Pursuant to the Seventh Amendment, “Minimum Liquidity Thresholds” means from December 20, 2012 through January 29, 2013, $75,000,000; from January 30, 2013 through February 8, 2013, $66,000,000; from February 9, 2013 through February 12, 2013, $59,000,000; from February 13, 2013 through February 19, 2013, $55,000,000; from February 20, 2013 through February 26, 2013, $50,000,000; from February 27, 2013 through March 15, 2013, $35,000,000; from March 16, 2013 through April 15, 2013, $35,000,000; from April 16, 2013 through May 15, 2013, $45,000,000; and from May 16, 2013 through July 1, 2013, $20,000,000.

Restrictions on Disbursements

In connection with the amendments establishing the December 2012 Term Loan Facility, the Disbursement Agreement was entered into to govern the terms and conditions applicable to disbursements for close out costs. Approximately $35.5 of the December 2012 Term Loan Facility proceeds were deposited into accounts governed by the Disbursement Agreement.

Our ability to receive disbursements from time to time of these proceeds is subject to various conditions as set forth in the Disbursement Agreement, in addition to other customary conditions to funding for these types of facilities. We cannot assure you that we will be able to satisfy the conditions to receive funds from any of the accounts governed by the Disbursement Agreement in order to make payments of the close out costs. Failure to satisfy the conditions to receive funds from the accounts governed by the Disbursement Agreement could materially adversely impact our ability to satisfy all close out costs and complete the related punchlist items, on schedule, if at all, which would have a material adverse effect on our business, financial condition and results of operations. There can be no assurances that we would be able to obtain alternative financing or an alternative source of funds to fund the close out costs of Revel on acceptable terms, if at all.

DIP Credit Agreement

In connection with the Chapter 11 Cases, on March 27, 2013, we entered into the DIP Credit Agreement, which provides for (i) a $125 million revolving loan (the “DIP Revolving Facility”) and (ii) and a $125 million term loan (the “DIP Term Loan”).

Borrowings under the DIP Revolving Facility will bear interest, at Revel AC’s option, (i) at the Base Rate (as defined in the DIP Credit Agreement) plus a margin of 6.50% per annum or (ii) at the Adjusted LIBOR Rate (as defined in the DIP Credit Agreement) plus a margin of 7.50% per annum. Borrowings under the DIP Term Loan will bear interest, at Revel AC’s option, (i) at the Base Rate plus a margin of 8.00% per annum or (ii) at the Adjusted LIBOR Rate plus a margin of 9.00% per annum. In addition, Revel AC will pay a commitment fee of 4.00% per annum on the average daily unused amount of the DIP Revolving Facility and a letter of credit fee of 7.50% per annum and a letter of credit fronting fee of 0.25% per annum, each calculated on the average daily amount of outstanding letters of credit.

Our obligations under the DIP Credit Agreement are secured by (i) a first priority lien (subject to certain exceptions as set forth in the DIP Credit Agreement) on all of our assets, including a pledge of all of the equity interests of each of its domestic subsidiaries, and (ii) a superpriority administrative claim in each of the Chapter 11 Cases, in each case subject to certain agreed upon exceptions.

The DIP Credit Agreement contains various representations, warranties and covenants by us that are customary for transactions of this nature, including reporting requirements, maintenance of a minimum liquidity requirement and a requirement to achieve certain bankruptcy milestones. Revel AC is also required to make certain mandatory prepayments under the DIP Credit Agreement.

Our obligations under the DIP Credit Agreement may be accelerated following certain events of default, including a breach by us of the representations, warranties or covenants made in the DIP Credit Agreement, the conversion of any of the Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

The loans under the DIP Credit Agreement will mature on the earlier of (a) May 30, 2013, subject to extension to allow for the receipt of any Gaming Approvals (as defined in the DIP Credit Agreement) required in order to allow the Acceptable Reorganization Plan (as defined in the DIP Credit Agreement) to become effective, but in no event later than June 15, 2013, (b) April 24, 2013 if the Bankruptcy Court has not entered a final order in form and substance reasonably satisfactory to the lenders by the end of such date, (c) the effective date of the Acceptable Reorganization Plan that is confirmed by the Bankruptcy Court and (d) the acceleration of any loans and the termination of the revolving commitments in accordance with the terms of the DIP Credit Agreement.

Liquidity after Chapter 11 Bankruptcy Filing

We have incurred and expect to continue to incur significant costs associated with the Chapter 11 Cases and our reorganization. The amount of these expenses is expected to significantly affect our financial position and results of operations, but we cannot accurately predict the effect the Chapter 11 Cases will have on our business at this time.

Following our bankruptcy filing on March 25, 2013, our most significant sources of liquidity are funds generated by borrowings under the DIP Credit Agreement and cash generated by operating activities. Our liquidity is impacted by a number of factors, including our operating revenues and our borrowing capacity under the DIP Credit Agreement. In addition to standard financing covenants and events of default, the DIP Credit Agreement provides for events of default specific to the Chapter 11 Cases. The occurrence of an event of default under the DIP Credit Agreement would give our lenders the right to terminate their lending commitments and exercise other remedies available to them under the DIP Credit Agreement.

There can be no assurance that cash on hand, cash generated through operations, and other available funds will be sufficient to meet our reorganization or ongoing cash needs, that we will remain in compliance with all the necessary terms and conditions of the DIP Credit Agreement, or that the lending commitments under the DIP Credit Agreement will not be terminated by the lenders. As a result, we may be required to consider other alternatives to maximize the potential recovery for our various creditor constituencies, including a possible sale of the Company or certain of our material assets pursuant to Section 363 of the Bankruptcy Code, or the conversion of the Chapter 11 Cases into a liquidation under Chapter 7 of the Bankruptcy Code.

Contractual Obligations and Commitments

The following table summarizes certain information regarding our expected long-term indebtedness and material commercial commitments as of December 31, 2012.

	Payments Due By Period (1)
Contractual obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(in millions)
2011 Term Loan Facility and Incremental Facility	$895.5	$895.5	$—	$—	$—
December 2012 Term Loan Facility	125.0	125.0	—	—	—
Second Lien Notes(2)	378.7	378.7	—	—
Revolver Facility	31.2	31.2	—	—	—
Estimated variable interest payments on Original Term Loan Facility	9.4	9.4	—	—	—
Estimated variable interest payments on December 2012 Term Loan Facility	0.1	0.1	—	—	—
Operating lease obligations	451.5	20.9	40.7	40.3	349.6
Other borrowings	30.6	26.1	4.5	—	—
Construction obligations	24.8	24.8	—	—	—

Total contractual obligations	$1,946.8	$1,511.7	$45.2	$40.3	$349.6

(1)	The filing of the Chapter 11 Cases created an event of default under the 2012 Credit Agreement, the Term Loan Credit Agreement and the Indenture governing the Second Lien Notes; therefore, all debt resulting from these agreements as of December 31, 2012 has been reclassified to current on our consolidated balance sheet.
(2)	Includes PIK Interest due through December 31, 2012.

We paid $83.6 million of interest on borrowings under the Term Loan Credit Agreement and 2012 Credit Agreement in 2012.

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

Revel Card Liability

Our player’s program allows customers to accumulate certain point-based rewards based on the volume of both their gaming and non-gaming activity. Revel guests may earn “resort dollars” redeemable for complimentary rooms, food, beverage, retail, parking, spa, nightlife and “free slot play”. Resort dollars and “free slot play” accumulates over time and may be redeemed at the customer’s discretion under the terms of the program. Resort dollars and “free slot play” are forfeited if a customer does not redeem earned rewards over a specified period of time. As a result of the ability of the customer to accumulate resort dollars and “free slot play”, we accrue the associated expense, after giving effect to estimated forfeitures, as they are earned. At December 31, 2012, $3.0 million was accrued related to resort dollars earned under this program. Our accruals could be significantly affected if estimated forfeitures vary or changes occur in the cost of providing complimentary food, beverage and retail items under the Revel Card program. Management reviews our accruals for adequacy at the end of each reporting period.

Property and Equipment

Expenditures directly related to the construction and improvement of Revel, including interest and other costs capitalized during development, are included in property and equipment and are stated at cost. The capitalized costs include pre-construction costs essential to the development of Revel, development and construction costs, interest costs, real estate taxes, and other costs incurred during the period of development. Property and equipment consists of land, building, computers, furniture, equipment, and construction-in-progress acquired for and to be used in the operation of Revel. At December 31, 2012, the building component of property and equipment consists of the portion of Revel that was placed into service in November 2011.

Property and equipment is depreciated using the straight-line method over the following useful lives:

Land improvements	5 to 15 years
Building and improvements	10 to 40 years
Furniture, fixtures and equipment	3 to 7 years

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

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. In August 2011, the Company executed an interest rate cap to hedge its interest rate risk. The interest rate cap agreement terminates on February 17, 2016. For the period from August through November 2011, the Company did not apply hedge accounting. As such, changes in fair value of the interest rate cap totaling $1.5 million for that period were recorded directly in earnings.

From the time of designation as a cash flow hedge in November 2011, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Subsequent to electing hedge accounting in November 2011, the Company recorded a loss of $3.1 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively, on this contract and these amounts were recognized in other comprehensive loss. Since execution, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Since the designation of the interest rate cap as a hedge, the Company determined there was no hedge ineffectiveness required to be recorded in earnings subsequent to the November 2011 designation as a cash flow hedge.

At December 31, 2012 and 2011, the interest rate cap with a fair value of approximately $0.5 million and $3.6 million, respectively, was included on the consolidated balance sheets. The interest rate cap agreement was terminated in March 2013; the proceeds from the termination of the interest rate cap of $0.6 million were returned to the Company.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/ or remediation can be reasonably estimated.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S‑K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices.

Interest Rate Risks

Our primary exposure to market risk will be interest rate risk associated with our debt facilities that bear interest based on floating rates. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” We attempt to manage interest rate risk by managing the mix of long-term fixed rate borrowings and variable rate borrowings supplemented by hedging activities as believed by us to be appropriate. However, we cannot assure you that these risk management strategies will have the desired effect, and interest rate fluctuations could have a negative impact on our results of operations. We do not enter into market risk sensitive instruments for trading purposes.

The following table provides information about our financial instruments that are sensitive to changes in interest rates, specifically our debt obligations, and presents principal cash flows and related weighted-average interest rates by expected maturity dates. However, we cannot predict the LIBOR rate that will be in effect in the future. As of December 31, 2012, such rates were near historic lows. Actual rates will vary. The one-month LIBOR rate at December 31, 2012 was 0.2087%. The Original Term Loan Facility and the December 2012 Term Loan Facility provide for a 1.5% and 1.0% floor on the LIBOR rate, respectively, thus these LIBOR rates were used, as applicable, for the variable rate calculations in the table below.

The scheduled maturities of our debt obligations as of December 31, 2012 for the years ending December 31 are as follows:

	Expected Maturity Date—Year Ending December 31,
	2013	2014	2015	2016	2017	Thereafter	Total
	(In millions, except percentages)
Fixed-rate	$313.3	$3.5	$1.1	$—	$—	$—	$317.9
Average interest rate	11.6%	6.0%	6.0%	—%	—%	—%	11.5%
Variable-rate	$1,042.5	$—	$—	$—	$—	$—	$1,042.5
Average interest rate	9.1%	—%	—%	—%	—%	—%	9.1%

Interest Rate Sensitivity

As of December 31, 2012, approximately 23% of our debt obligations were based on fixed rates. We entered into an interest rate cap agreement for a notional amount of $400.0 million at a LIBOR cap rate of 2.0%. Based on our borrowings as of December 31, 2012 and as a result of the 1.5% floor on the LIBOR rate as provided for in the Original Term Loan Facility and the 1.0% floor in the LIBOR rate as provided for in the December 2012 Term Loan Facility, an assumed 1% change in variable rates would not cause our annual interest cost to change. The interest rate cap agreement was terminated in March 2013; the proceeds from the termination of the interest rate cap of $0.6 million were returned to the Company.

Item 8.	Financial Statements and Supplementary Data.

The information required by this Item is contained in Part III. Item 15. “Exhibits, Financial Statement Schedules—Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

The Company’s management, with the participation of the Company’s Interim Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective, at the reasonable assurance level, in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Interim Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth our executive officers and directors as of April 30, 2013. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors, subject to applicable employment agreements. All directors hold their positions until their terms expire and until their respective successors are elected and qualified.

Name	Age	Position
Jeffrey Hartmann	51	Interim Chief Executive Officer and Director
Dennis E. Stogsdill	42	Chief Restructuring Officer
Alan Greenstein	53	Chief Financial Officer and Treasurer
Robert Andersen	56	Executive Vice President of Development
Israel del Rio	58	Senior Vice President of Information Technology
Thomas N. Auriemma	63	Director
John A. Krasznekewicz	55	Director
Chan Suh	51	Director

Board Composition. The Securityholders’ Agreement requires that the Board of Directors be a staggered board divided into three classes, as provided in our bylaws, with a total of five members: two of whom may be Management Directors; two Investor Directors; and one Independent Director, in each case subject to qualification and other application requirements of the New Jersey Gaming Laws. The Securityholders’ Agreement further requires that: one of the Investor Directors be a Class I Director (a “Class I Director”); the Management Director that is not Mr. DeSanctis and the Independent Director each be a Class II Director (a “Class II Director”); the other Investor Director be a Class III Director (a “Class III Director”); and that Mr. DeSanctis, our former Chief Executive Officer and President, be a Class III Director, to serve, in each case in accordance with the Securityholders’ Agreement and our bylaws until such director’s successor shall be duly elected, unless such director resigns, is removed or is otherwise disqualified from serving as a director of Revel AC. The Securityholders’ Agreement also requires that Mr. DeSanctis be appointed as the Chairman of the Board, and that each of the Investor Directors and the Independent Director be an “independent director” as such term is used in Rule 303A of the New York Stock Exchange (“NYSE”) Listed Company Manual.

Mr. DeSanctis and Mr. Garrity have resigned from the Board of Directors of Revel AC, Inc. Our current Board of Directors consists of the following individuals: (i) Jeffrey Hartmann as a Management Director and Class III Director, to serve until September 22, 2013 (ii) Thomas N. Auriemma as the Independent Director and Class II Director, to serve until February 17, 2013; (iii) John A. Krasznekewicz as an Investor Director and Class III Director, to serve until February 17, 2014; and (iv) Chan Suh as an Investor Director and Class I Director, to serve until February 17, 2015, in each case until such director’s successor shall be duly elected at the annual meeting of stockholders in such year. There is currently one vacancy on our Board of Directors.

Set forth below is certain information regarding each of our executive officers and non-employee directors.

Executive Officers

Jeffrey Hartmann. Mr. Hartmann joined Revel AC in March 2013 as Interim Chief Executive Officer and a director. Mr. Hartmann has more than 20 years of relevant gaming, hospitality, and leisure industry experience. Mr. Hartmann most recently served as President of The Hartmann Group, LLC, which offers specialized experience in the gaming, hospitality and leisure industries. In this role, he has served as a consultant for Revel since January of 2013. Previously, Mr. Hartmann held senior level positions at Mohegan Sun for over 15 years, including serving as President and Chief Executive Officer of Mohegan Sun from January 2011 until October 2012. Earlier in his tenure at Mohegan Sun, he served as Chief Operating Officer of the Mohegan Tribal Gaming Authority (MTGA), from 2004 through 2010 and as MTGA Chief Financial Officer from 1996 until 2004. In this position, Hartmann oversaw MTGA Corporate Finance and Strategic Development. Hartmann also served as Chief Financial Officer for the Connecticut Sun, the WNBA’s professional women’s basketball franchise, which is owned and operated by Mohegan Sun and calls Mohegan Sun Arena home. Prior to joining Mohegan Sun, he served as Vice President of Finance for Foxwoods from 1991 to 1996. Mr. Hartmann was employed by PricewaterhouseCoopers, LLP, as an Audit Manager from 1984 to 1991. He is a Certified Public Accountant and a graduate of Rutgers University.

Dennis Stogsdill. Mr. Stogsdill was appointed Chief Restructuring Officer in connection with the restructuring announced by the Company on February 19, 2013 and the Company’s engagement of Alvarez and Marsal North America, LLC (“A&M”) as its restructuring advisor. Over the past five years, Mr. Stogsdill has served as a Managing Director of A&M specializing in advising troubled companies, lenders and owners in distressed and non-distressed situations. Prior to joining Alvarez & Marsal in 2001, Mr. Stogsdill was with a boutique investment bank, where he assisted in the formation of its restructuring practice. He also worked for the corporate restructuring group of Arthur Andersen LLP, and for a management/strategic consulting firm. Mr. Stogsdill earned a bachelor’s degree in accounting from Rutgers University. He is a Certified Insolvency and Restructuring Advisor and an active member of the Association of Insolvency & Restructuring Advisors and the Turnaround Management Association.

Alan Greenstein. Mr. Greenstein has served as Chief Financial Officer and Treasurer of Revel AC since June 2011. From December 2006 to February 2011 he served as Chief Financial Officer of REG DE. Mr. Greenstein is a 28-year industry executive and Certified Public Accountant. From 1995 to 2005, he worked at Mohegan Sun, and served as Senior Vice President and Chief Financial Officer from 2002 to 2005. His ten-year tenure with Mohegan Sun encompassed financial and operational accounting, casino credit and cashiering, labor and productivity, budgets and analysis, and Sarbanes-Oxley Act Section 404 regulations. Mr. Greenstein represented the property for compliance with regulatory bodies, including: Tribal Gaming Commission, State Division for Special Revenue, United States Internal Revenue Service, and the National Indian Gaming Commission. Mr. Greenstein’s additional finance experience includes: Trump Plaza Hotel & Casino, Caesars, Sands Hotel, and Nevada Gold.

Robert Andersen. Mr. Andersen has served as Executive Vice President of Development of Revel AC since June 2011. From January 2007 to February 2011, he served as Executive Vice President, Project Development of REG DE. From February 2011 to June 2011, he served as Executive Vice President, Project Development of REG. Mr. Andersen is responsible for development, construction, technical coordination, administration of project scheduling and budgets, and oversight of project consultants and trade contractors. He has over 30 years of construction experience. Prior to January 2006, Mr. Andersen was a Senior Vice President of Tishman Construction Corporation of New Jersey for 24 years. Mr. Andersen’s significant projects include: Ronald Reagan Federal Building and International Trade Center in Washington, DC; and 7 World Trade Center, American Stock Exchange, 750 Seventh Avenue, and ABC Television in New York City. Mr. Andersen’s gaming projects include: Borgata Hotel and Casino in Atlantic City; Beau Rivage in Biloxi; and MGM / Mirage City Center in Las Vegas.

Israel del Rio. Mr. del Rio has served as Senior Vice President of Information Technology and Chief Information Officer since February 2011. Mr. del Rio has over 25 years of experience in hospitality and travel related Information Technology solutions. Prior to joining Revel AC he served as Chief Technology Officer for Intercontinental Hotel Group PLC and Senior Vice President Technology Solutions & Architecture at Starwood Hotels & Resorts Worldwide. Notable experience includes: development and launch of state of the art hospitality systems and implementation of large travel-related systems at Sabre and Galileo.

On March 25, 2013, Revel AC, Revel AC, LLC, Revel Atlantic City, LLC, Revel Entertainment Group, LLC and NB Acquisition LLC commenced Chapter 11 Cases in the United States Bankruptcy Court for the District of New Jersey seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code. See “Part I, Item 1, Business—Proceedings under Chapter 11 of the Bankruptcy Code” of this Annual Report on Form 10-K.

Directors

Thomas N. Auriemma. Mr. Auriemma has served as a director of Revel AC since June 2011. Since July 2011, Mr. Auriemma has served as an outside consultant to Penn National, a regionally diversified gaming company and one of North America’s largest operators of gaming facilities, with regard to regulatory and compliance matters. Beginning in January 2013 Mr. Auriemma became the Chairman of the Compliance Committee of Cadillac Jack, Inc. (a manufacturer of slot machines). Since July 2011, he has also been a member of the compliance committees of Penn National and Casino Rama (Ontario, Canada), a casino managed by Penn National. From 2007 to 2011, Mr. Auriemma was the Vice President and Chief Compliance Officer of Penn National and was responsible for all regulatory matters involving Penn National. He was also chairman of the board and president of a major Penn National subsidiary and president or vice president of a number of other Penn National operating subsidiaries. Previously, Mr. Auriemma served as a casino regulator in New Jersey for over 28 years. From 2002 to 2007, he was the Director of the NJDGE, one of the world’s leading casino regulatory agencies. He also served as Deputy Director for that agency for over a decade. In these roles, Mr. Auriemma also served as an Assistant Attorney General for the State of New Jersey. Mr. Auriemma’s previous experience includes Deputy Attorney General in the New Jersey Division of Criminal Justice and Deputy Director of the New Jersey Casino Control Commission’s Legal Division. He also has served as Secretary, Vice Chair, and Chair of the International Association of Gaming Regulators and is a member of the International Association of Gaming Advisors and International Masters of Gaming Law. In concluding that Mr. Auriemma should serve as a director of Revel AC, the Company considered his extensive gaming and regulatory experience.

John A. Krasznekewicz. Mr. Krasznekewicz was appointed as a director of Revel AC in June 2011, which appointment was approved by the NJDGE in March 2012. He has been working in the financial industry for over 25 years. He is the founding partner of Rustic Partners, a private investment firm that advises companies on financial, structural, operating, and investment alternatives. Since 1995, Mr. Krasznekewicz has been the managing partner of Rustic Partners. From 1985 to 1995, he held senior positions at Montgomery Securities, Canyon Partners and Drexel Burnham Lambert. In 1981, Mr. Krasznekewicz started his career in investment banking at Goldman Sachs and remained with them until 1985. Mr. Krasznekewicz has sat on a number of boards of start-up companies. He is currently on the board of Cardiocore Lab, a cardiac testing service company, and the board of the California Council for the Humanities. In concluding that Mr. Krasznekewicz should serve as a director of Revel AC, the Company considered his financial and investment expertise as well as his experience as a member of the board of directors of start-up companies.

Chan Suh. Mr. Suh was appointed as a director of Revel AC in March 2012 pending qualification approval by the NJDGE. On June 13, 2012, the NJCCC approved a temporary qualification of Mr. Suh so that he could perform his duties and obligations as a director pending his final qualification by the NJDGE, which was granted on February 13, 2013. Since 2010, Mr. Suh has been Chief Executive Officer of Broome Crosby Ltd, a private strategy and marketing consultancy working to develop new consumer products and services with a special emphasis on Internet and social media technologies. From 1995 to 2010, he was Chairman and Chief Executive Officer of Agency.com, a company he co-founded 1995 and took public in 1999 before it was acquired by The Omnicom Group. Prior to this, Mr. Suh helped create Pathfinder, Time Warner’s web service. He started his career in 1986 in the media industry at Murdoch Magazines, Condé Nast and Time Inc., where he worked in marketing positions at magazines including New York, Details, Life, and Vibe. Mr. Suh is the Board Secretary of the Taproot Foundation, a non-profit organization that enables professionals to contribute their skills and experience to organizations working to improve society. He is a founding director of Daniel’s Music Foundation, a non-profit organization that provides free music programs for people with disabilities in the New York area. In concluding that Mr. Suh should serve as a director of Revel AC, the Company considered his vast knowledge and experience of social media and internet technologies.

Director Independence and Committees

The Board of Directors uses the NYSE listing standards to determine director independence. The Board of Directors has determined that the following directors are independent under the NYSE listing standards: Mr. Auriemma, Mr. Krasznekewicz and Mr. Suh.

The Board of Directors currently has three standing committees: the Audit Committee, the Compensation Committee and the Compliance Committee. The Audit Committee consists entirely of directors whom the Board of Directors has determined to be independent under the NYSE listing standards for audit committee members. Also, REG has a compliance committee that is comprised of two members of the Board of Directors and our General Counsel. The current membership of each of the Board of Directors’ committees are listed below.

Director	Audit Committee	Compliance Committee	Compensation Committee
Thomas A. Auriemma	X	Chairman	X
John A. Krasznekewicz	Chairman	X	X
Chan Suh	X	—	Chairman

Code of Ethics

We do not currently have a code of ethics that meets the definition of Item 406 of Regulation S-K. Because our stock is not listed on an exchange, we have not adopted all of the corporate governance measures which we might otherwise have been required to adopt if our stock were listed on a national securities exchange.

Item 11.	Executive Compensation.

Director and Executive Officer Compensation and Other Matters

2012 DIRECTOR COMPENSATION

The table below summarizes the total compensation awarded to, earned by or paid to each of the non-employee directors for the fiscal year ended December 31, 2012.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Thomas A. Auriemma	$80,000	—	2,960	$82,960
John A. Krasznekewicz	$80,000	—	5,483	$85,483
Chan Suh	$66,667	—	5,903	$72,570

Directors who are not employees of Revel AC currently receive an annual fee of $60,000 for services as a director. Such payments will accrue and be paid once such non-employee directors are licensed by the New Jersey regulatory authorities. Mr. Auriemma and Mr. Krasznekewicz have been approved for license. On June 13, 2012, the NJCCC approved a temporary qualification of Mr. Suh so that he could perform his duties and obligations as a member of the Board of Directors pending his final qualification, which was granted on February 13, 2013. Directors who serve as committee chairmen receive an additional fee of $20,000. Non-employee directors were also granted a one-time grant of 237,537 stock options in 2012. Mr. Auriemma has been granted his option award, of which 79,179 were vested as of December 31, 2012; Mr. Krasznekewicz and Mr. Suh have not been granted their option awards. All directors are provided complementary room privileges at our hotel in connection with their attendance at board or committee meetings or other Revel AC events and are reimbursed for any other out of pocket expenses related to attendance at meetings and other Board and Committee business. Revel AC does not provide non-equity incentive plan awards or deferred compensation or retirement plans for non-employee directors.

Compensation Discussion and Analysis

Overview and Philosophy

The Board of Directors has appointed a compensation committee of the Board of Directors (the “Compensation Committee”) that will review and recommend compensation decisions to the Board of Directors for the executive officers named in the Summary Compensation Table below (the “named executive officers”) and for the rest of the senior team. That compensation committee reviews recent trends in cash and other compensation for casinos, resorts, and cruise line sectors for both private and public companies of comparable size, as well as independent salary surveys, in recommending the compensation for each such executive.

Our executive compensation program is designed to provide an attractive, flexible, and market-based total compensation program that is tied to company performance goals and targets. Our goals and objectives are to retain a caliber of executives and senior management necessary to deliver innovative, creative, and high performance standards in order to deliver value to our shareholders and customers. Historically, we have structured a total compensation program that will compensate our executives in the 75 percent quartile range, with a significant component of that compensation as EBITDA discretionary bonus. Our Compensation Committee will evaluate our compensation arrangements to determine whether any adjustments in compensation strategy are necessary, including by evaluating on an annual basis the relationship between the elements of compensation and the appropriateness of risk-taking encouraged by each element and the total compensation package.

Role of Executive Officers in Setting Compensation

The former Chief Executive Officer’s compensation was determined by his employment agreement entered into on February 17, 2011 and based on Board-approved performance targets, and the former Chief Investment Officer’s compensation is determined by his employment agreement entered into on May 13, 2011 and based on performance targets approved by the Compensation Committee or Chief Executive Officer.

The executive officers perform annual reviews of all our other senior management and make recommendations to the Compensation Committee. The Compensation Committee reserves the discretion to modify recommendations and review performance targets for most senior management.

Setting Executive Compensation

The Board of Directors has appointed a Compensation Committee that reviews and recommends the compensation decisions to the Board of Directors for the named executive officers. The Compensation Committee will review market assessments and salary data analysis to determine whether adjustments need to be made regarding both cash and equity based incentive programs and any related performance targets. It is currently anticipated that cash bonuses will be considered annually and reviews of base salary and equity incentives will be conducted only on a periodic basis.

Elements of Executive Compensation

Our total direct compensation for named executive officers generally includes (a) base salary, (b) bonuses based on EBITDA, (c) long term equity incentives, and (d) certain other benefits. The Compensation Committee reviews total compensation annually, along with value created from past incentives, to assess whether our compensation program achieves its objectives of retaining a high caliber of executives and driving performance standards to achieve financial goals. Our policy for allocating among base salary, cash bonus awards and long term compensation does not include a specific formula or weighting, but is designed to offer what the Compensation Committee views as an appropriate level of fixed and variable compensation. The specific items of compensation are as follows:

Base Salary

Base salary is determined by market survey analysis in comparative markets at approximately the 50th percentile and an annual bonus is added to bring total compensation to approximately the 75th percentile range. We did not make any adjustments to the base salaries of our named executive officers in 2012.

Annual Bonus

The annual bonus of each executive including the Chief Executive Officer is generally subject to achievement of financial performance targets as reviewed and recommended by the Compensation Committee and determined by the Board of Directors. We did not pay an annual bonus for 2012 to our named executive officers other than to Mr. Andersen. Mr. Andersen received a bonus of $900,000 in 2012 relating to prior completion of certain construction milestones.

Going forward, bonus targets are set based on EBITDA performance goals and paid only following determination of the Company’s financial performance in that regard.

Long Term Equity Incentives

The purpose of the long term equity incentive plan is to advance the best interest of the Company by attracting able persons to enter the employment of the Company by providing stock options, stock issuances and other equity interests in the Company to reward such persons based on the Company’s performance. Michael Garrity was awarded a one-time grant of stock options and performance based units in 2011 pursuant to his employment agreement. Israel del Rio and Sidney Yu were awarded a one-time stock option grant in February 2012, and Alan Greenstein was awarded a profits interest in Revel AC Employee, LLC in February 2012. The Compensation Committee will evaluate the role of equity-based grants on a going-forward basis as it formulates the Company’s compensation strategy.

Benefits

Executives are entitled to participate in all other employee benefit plans and programs of the Company, such as health, dental, long term disability, 401(k) and paid time off. Certain senior executives also are paid life insurance premiums, relocation and living expense allowance and car allowance.

Tax and Accounting Implications

Internal Revenue Code Section 162(m) prevents publicly traded companies from receiving a tax deduction on certain compensation paid to the chief executive officer and three other highest-paid executive officers (other than the chief financial officer) in excess of $1,000,000 in any taxable year. While we are not currently subject to Section 162(m), our policy with respect to qualifying compensation paid to its executive officers for tax deductibility purposes is that executive compensation plans will generally be designed and implemented to maximize tax deductibility. However, the Compensation Committee may elect to provide non-deductible compensation when it determines that to be advisable to achieve its compensation objectives of attracting or retaining key executives, or where achieving maximum tax deductibility would be considered disadvantageous to our best interests.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation awarded to, earned by or paid to each of the named executive officers for the fiscal years ended December 31, 2012 and December 31, 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Kevin DeSanctis Former Chief Executive Officer and President	2012	$1,000,000	—	—		—		$26,524	$1,026,524
	2011	$1,000,000	$1,100,000	$6,167,581	(3)	—		$28,238	$8,295,819

Michael C. Garrity Former Chief Investment Officer	2012	$700,000	—	—		—		$810	$700,810
	2011	$417,308	$770,000	$1,721,586	(4)	$2,065,000		$406	$4,974,300

Alan Greenstein Chief Financial Officer	2012	$300,000	—	$172,168	(4)	—		$6,085	$478,253
	2011	$284,615	$294,041	—		—		$40,590	$619,246

Robert Andersen Executive Vice President of Development	2012	$400,000	$900,000	—		—		$51,643	$1,351,643
	2011	$400,000	$300,000	—		—		$48,072	$748,072

Israel del Rio Senior Vice President of Information Technology	2012	$300,000	—	—		$10,406		$1,545	$311,951
	2011	$242,308	$126,575	—		—		$195,674	$564,557

Sidney Yu Former Senior Vice President of Brand and Revenue	2012	$361,539	—	—		$13,874	(5)	$154,141	$529,554
	2011	$323,077	$168,767	—		—		$185,577	$677,421

(1)	These amounts reflect the grant date fair value, as determined in accordance with FASB ASC Topic 718, of options to purchase shares in Revel AC granted in the fiscal years ended December 31, 2012 and 2011 under the Company’s 2011 Equity Incentive Plan. Assumptions used in the calculation of these amounts are included under the caption “Long-Term Incentive Program” in the notes to our audited consolidated financial statements that are included in this report.
(2)	The amounts shown as “All Other Compensation” include the following perquisites and personal benefits:

Name	Year	Life Insurance Premiums ($)	Severance ($)	Living Expense Allowance ($)	Car Allowance ($)	Phone Allowance ($)
Kevin DeSanctis	2012	$11,080	—	—	$14,544	$900
Michael C. Garrity	2012	$135	—	—	—	$675
Alan Greenstein	2012	$1,855	—	$4,230	—	—
Robert Andersen	2012	$2,195	—	$42,000	$7,448	—
Israel del Rio	2012	$645	—	—	—	$900
Sidney Yu	2012	$199	$149,040	$4,077	—	$825

(3)	These amounts reflect the grant date fair value, as determined in accordance with FASB ASC Topic 718, of shares in Revel AC granted in the fiscal year ended December 31, 2011. Assumptions used in the calculation of these amounts are included under the caption “Long-Term Incentive Program” in the notes to our audited consolidated financial statements that are included in this report.
(4)	These amounts reflect the grant date fair value, as determined in accordance with FASB ASC Topic 718, of profits interests in a parent company granted in the fiscal years ended December 31, 2012 and 2011. Assumptions used in the calculation of these amounts are included under the caption “Long-Term Incentive Program” in the notes to our audited consolidated financial statements that are included in this report.
(5)	Mr. Yu’s options were forfeited upon his termination in November 2012.

GRANTS OF PLAN-BASED AWARDS TABLE

The following table sets forth information regarding each grant of an award made to the named executive officers during the fiscal year ended December 31, 2012.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Equity Awards ($)
Kevin DeSanctis	—	—	—	—	—
Michael C. Garrity	—	—	—	—	—
Alan Greenstein	February 16, 2012	491,909	—	—	$172,168
Robert Andersen	—	—	—	—	—
Sidney Yu (1)	February 16, 2012	—	25,226	$0.62	$13,874
Israel del Rio	February 16, 2012	—	18,920	$0.62	$10,406

(1)	Mr. Yu’s options were forfeited upon his termination in November 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE (2012)

The following table sets forth information regarding unexercised stock options and unvested restricted stock units for each of the named executive officers outstanding as of December 31, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Kevin DeSanctis	—	—	—	—	—	5,115,966(2)	$3,171,899	—	—
Michael C. Garrity	5,900,000		—	$0.62	June 15, 2021	2,066,296(3)	454,585	—	—
Alan Greenstein	—	—	—	—	—	163,970	57,390	—	—
Robert Andersen	—	—	—	—	—	—	—	—	—
Sidney Yu	—	—	—	—	—	—	—	—	—
Israel del Rio	—	18,920	—	$0.62	June 16, 2022	—	—	—	—

(2)	Mr. DeSanctis’ shares in Revel AC will vest if certain operating targets are achieved, however, if we emerge from Chapter 11 as anticipated in our plan of reorganization, all existing shares, whether vested or unvested, are expected to be cancelled.
(3)	With the exception of 3,617,287 units of Mr. Garrity which vested upon grant, the performance based profits interest in Revel Group will vest if certain operating targets are achieved.

OPTION EXERCISES AND STOCK VESTED (2012)

The following table sets forth information regarding stock option awards exercised and stock awards vested for each of the named executive officers during the fiscal year ended December 31, 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Kevin DeSanctis	—	—	—	—

Michael C. Garrity	—	—	2,188,738	590,959

Alan Greenstein	—	—	327,939	114,779

Robert Andersen	—	—	—	—

Sidney Yu	—	—	—	—

Israel del Rio	—	—	—	—

PENSION BENEFITS AND NONQUALIFIED DEFERRED COMPENSATION TABLES

We do not have a defined benefit plan that provides for payments or other benefits at, following, or in connection with retirement. We also do not have a non-qualified defined contribution plan or other deferred compensation plans. As such, we have not included tables setting forth such information.

Employment Agreements

The Company entered into the following employment agreements with its named executive officers: (a) with Mr. DeSanctis on February 17, 2011 for a period ending on February 29, 2016, as it may be extended; (b) Mr. Garrity on May 13, 2011 for five-year period, as it may be extended; (c) with Mr. Greenstein on June 9, 2011 for an indefinite period; (d) with Mr. Andersen on June 16, 2011 for a period ending on December 31, 2014; (e) with Mr. del Rio on June 7, 2011 for an indefinite period; and (f) with Mr. Yu on June 9, 2011. The agreements provide for a minimum base salary and annual bonus opportunity, terms of participation in benefit and compensation plans, and certain payments on termination of employment. Additional information regarding payments under these termination provisions is provided below under “—Potential Payments Upon Termination or Change in Control.” Mr. Garrity’s agreement also provides the following:

•

that Mr. Garrity receive a grant of options to purchase 5,900,000 shares of Revel AC’s common stock, with full immediate vesting upon a termination of Mr. Garrity’s employment by Revel AC without cause or upon his termination of employment for good reason;

•	that Mr. Garrity receive a profits interest in Revel Group, which entitle Mr. Garrity to a share of the profits of Revel Group in the percentages set forth on Exhibit A of his employment agreement;

•

that the Amended and Restated Limited Liability Company Agreement of Revel Group will provide that if Revel Group is offered the opportunity to acquire additional shares of Revel AC’s common stock through the exercise of the preemptive rights granted to Revel Group pursuant to the Securityholders’ Agreement, Revel Group will provide Mr. Garrity with the right to make a capital contribution to Revel Group in order to enable Revel Group to purchase an additional number of shares of Revel AC’s common stock equal to the aggregate number of shares of Revel AC common stock being offered to Revel Group multiplied by the Mr. Garrity’s applicable profits interest percentage;

•	that Revel AC will establish a cash pool to be paid to Mr. Garrity upon the consummation of a change-in-control;

•

that Revel AC also reserve a sufficient number of shares of Revel AC’s common stock to be issued to Mr. Garrity, at his election, upon the consummation of the initial public offering of Revel AC, if as of such time a change-in-control has not occurred between the date of the employment agreement and date the initial public offering is consummated;

•

that, in the event that Revel AC elects to pay any dividend on shares of its common stock, and as of the record date for the payment of such dividend Mr. Garrity has then outstanding but unexercised options that are then exercisable by Mr. Garrity, he shall be entitled to receive from the aggregate amount set aside for the payment of such dividends a cash amount equal to the aggregate amount set aside for the payment of such dividends multiplied by a fraction, the numerator of which is the number of then outstanding, unexercised, and then exercisable options held by Mr. Garrity and the denominator of which is equal to the sum of: (i) the number of then outstanding shares of capital stock of Revel AC on an as-converted to common stock basis plus (ii) the number of then outstanding, unexercised, and then exercisable options held by Mr. Garrity;

•

that, subject to certain limitations, Mr. Garrity may elect to forego all or a portion of any annual bonus payable to Mr. Garrity and apply such forgone amount to the purchase of shares of Revel AC’s common stock at a per share purchase price equal to the then current fair market value of one share of Revel AC’s common stock as determined in good faith by the Board of Directors.

On March 13, 2013, we entered into, and on March 19, 2013, amended and restated an executive transition agreement with Mr. DeSanctis and Mr. Garrity, which amended the terms of their respective employment agreements, including changes to severance benefits as described below, under “—Potential Payments upon Termination or Change-in-Control—Executive Transition Agreement.”

Potential Payments upon Termination or Change-in-Control

The employment agreements with the Company’s named executive officers generally provide that upon termination of employment such individual will received amounts accrued and owing to such individual. However, on an involuntary termination by the Company without “cause” or by the executive with “good reason” (as defined in each agreement, respectively), the agreements provide that the executives will also receive:

In the case of Messrs. DeSanctis and Garrity: (a) a lump sum payment equal to two times the sum of the highest base salary in the prior 24 months and current target bonus; (b) 12 months of medical and life insurance benefits at the same cost to him as prior to the termination of employment; (c) vesting of unvested equity; and (d) in the case of Mr. DeSanctis, repurchase of founder shares at the then-fair market value. The executive will be provided with a gross-up payment to compensate for any amounts subject to the excise tax under Section 280G of Internal Revenue Code. If the executives had been terminated without cause or resigned for good reason on the last day of the most recent fiscal year, the value of the amounts each executive would have received is approximately $15,683,378 and $1,416,500, respectively, not including gross-up.

In the case of Messrs. Andersen, Greenstein and del Rio: (a) a payment equal to the sum of (i) one times current base salary and (ii) a pro rata bonus for the year of termination; and (b) 12 months of medical and life insurance benefits at the same cost to him as prior to the termination of employment (Mr. Greenstein receives a grossed-up cash payment in lieu of these medical insurance benefits). If the executives had been terminated without cause or had resigned for good reason on the last day of the most recent fiscal year, the value of the amounts each executive would have received is approximately $408,050, $308,010 and $314,100, respectively.

Executive Transition Agreement

On March 13, 2013, we entered into, and on March 19, 2013, amended and restated an executive transition agreement (as amended, the “Executive Transition Agreement”) with Mr. DeSanctis and Mr. Garrity (together, the “Executives”). The Executive Transition Agreement provides for ongoing development and consulting arrangements with and payments to the Executives.

Pursuant to the Executive Transition Agreement, each of the Executives resigned from his position with us on March 22, 2013 (the “Resignation Date”), the date that regulatory approval was obtained for the appointment of Mr. Hartmann as Interim Chief Executive Officer as described above. Mr. DeSanctis and Mr. Garrity will remain in their current positions as Chief Executive Officer and Chief Investment Officer, respectively, of Revel Group, LLC and Revel Development Group LLC following the Resignation Date.

Pursuant to the Executive Transition Agreement, the Executives agreed to provide full-time development services to us from the Resignation Date through and including May 31, 2013 (the “Development Phase”). From June 1, 2013 until the six month anniversary of the Resignation Date (the “Consulting Phase”), the Executives agreed to provide part-time consulting services to us, of up to 19.9% of each Executive’s time. The development and consulting services to be provided by the Executives during the Development Phase and the Consulting Phase include: (i) assisting us with operational and strategic business analysis and input, (ii) assisting us in connection with ministerial matters related to the Chapter 11 process (but excluding matters related to the administration of the bankruptcy estates) and (iii) assisting us with on-line gaming and sportsbook negotiation and implementation, all at our request. In addition, the Executives will have primary responsibility for assisting us with the following four tasks (the “Required Tasks”): (a) substantial completion of currently-planned High Limit Slot Area/Players Lounge by May 31, 2013; (b) substantial completion of currently-planned HQ Day club by May 31, 2013; (c) substantial completion of the 3-meals per day restaurant by May 31, 2013; and (d) substantial completion of the Noodle Bar, additional Player’s Club location and wayfinding and merchandizing signage by May 31, 2013.

The payments to be made to the Executives pursuant to the Executive Transition Agreement are as follows: (a) if the Executives substantially perform their services during the Development Phase, then we will pay the Executive $5,355,000 at the end of the Development Phase (the “Initial Payment”); and (b) if the Executives substantially perform their services during the Consulting Phase, we will make an additional payment at the conclusion of the Consulting Phase equal to (1) 33.33% of the Additional Payment for each of the first two Required Tasks that is achieved and (2) 16.67% of the Additional Payment for each of the second two Required Tasks that is achieved. “Additional Payment” is defined in the Executive Transition Agreement as $1,785,000. Mr. DeSanctis will receive 58.823% and Mr. Garrity will receive 41.117% of any Initial Payment and Additional Payment that is made.

Mr. DeSanctis had an employment agreement dated February 17, 2011 and Mr. Garrity had an employment agreement dated May 13, 2011. Pursuant to the Executive Transition Agreement, we agreed to provide the Executives with the benefits set forth in Section 4.4(b)(ii) of their employment agreements, which provides for 12 months of medical and life insurance benefits at the same cost to the Executive as prior to the termination of employment. We agreed to abide by Section 8 of the employment agreements, which provides for a gross-up payment to compensate for any amounts subject to excise tax under Section 280G of Internal Revenue Code, and agreed that Section 8 of the employment agreements will apply to payments made under the Executive Transition Agreement; however, the provisions related to gross-up payments will be deemed deleted if we obtain Bankruptcy Court approval for the private company exemption under Section 280G(b)(5) of the Internal Revenue Code.

In the Executive Transition Agreement, each of the Executives acknowledged that he no longer has rights to severance under his employment agreement or otherwise, that any reference in his employment agreement to equity and equity-based compensation and cash adjustment plan, share adjustment plan and stock election shall be deemed deleted and that he may not elect to not be subject to the non-compete provisions of his employment agreement (which provide for a one-year non-compete period) in exchange for releasing his rights to severance. Each of the Executives agreed to not solicit our employees for employment for one year after the Resignation Date, and to not solicit existing customers in the Atlantic City area for one year after the Resignation Date. Each of the Executives also agreed to a non-disparagement covenant and to release us and our successors and assigns from all claims that he may now have or that he may have in the future against us and our successors and assigns.

The value of the amounts each executive will receive pursuant to the terms of the Executive Transition Agreement is approximately $4,199,962 and $2,940,038, respectively.

Compensation Committee Interlocks and Insider Participation

During 2012, the compensation decisions for executives were made by an internal compensation committee that consisted of the Chief Executive Officer, the Senior Vice President of Human Resources and the Chief Financial Officer. The Board of Directors has appointed a Compensation Committee that will review and recommend the compensation decisions to the Board of Directors for the named executive officers moving forward. Mr. Garrity was a member of the Compensation Committee and was also Chief Investment Officer of Revel AC. None of the other members of the Compensation Committee are, or have been, an employee or officer of Revel AC. None of our executive officers serves as a director or member of the compensation committee (or other board committee performing equivalent functions) of another entity that has one or more executive officers serving as a director of Revel AC or on the Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of April 30, 2013, certain information regarding the shares of Revel AC’s common stock beneficially owned by: (i) each director; (ii) each stockholder who is known by Revel AC to beneficially own in excess of 5% of the outstanding shares of Revel AC’s common stock; (iii) each of the named executive officers of Revel AC; and (iv) all directors and executive officers of Revel AC as a group. The table calculations are based on 32,838,003 shares outstanding as of April 30, 2013.

	Beneficial Ownership Of Shares(1)
Name and Address of Beneficial Owner(2)	Number	Percentage
Kevin DeSanctis(3)	26,858,824	81.79%
Michael C. Garrity(4)	5,900,000	17.97%
Alan Greenstein	—	—
Robert Andersen	—	—
Sidney Yu	—	—
Israel del Rio	—	—
Thomas A. Auriemma(5)	79,179	*
John. A. Krasznekewicz	—	—
Chan Suh(6)	—	—
All directors and executive officers as a group (8 persons)	32,838,003	100%

*	Less than 1%.
(1)	This table is based upon information supplied by directors, officers and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws, where applicable, Revel AC believes each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned.
(2)	Unless otherwise indicated, the address of each of the named parties in this table is: c/o Revel AC, Inc., 500 Boardwalk, Atlantic City, New Jersey 08401.
(3)	These shares are owned through Revel Group, and its affiliate, Revel AC Employee, LLC, which entities are each beneficially owned and controlled by Mr. DeSanctis.
(4)	Includes 5,900,000 stock options.
(5)	Includes 79,179 stock options.
(6)	On June 13, 2012, the NJCCC approved a temporary qualification of Mr. Suh so that he could perform his duties and obligations as a member of the Board of Directors pending his final qualification, which was granted on February 13, 2013.

Equity Compensation Plan Information

The following table summarizes the number of stock options granted, net of forfeitures and exercises, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under the Revel AC, Inc. Amended and Restated 2011 Equity Incentive Plan as of December 31, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	10,136,809	$0.62	3,600,931
Equity compensation plans not approved by security holders	—	—	—
Total	10,136,809	$0.62	3,600,931

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company’s audit committee (the “Audit Committee”) reviews any related party transactions that are required to be disclosed pursuant to SEC Regulation S-K, Item 404, or any successor provision. Prior to the formation of our Audit Committee in March 2012, on an informal case-by-case basis, the Board of Directors could approve or ratify a related person transaction based on the facts and circumstances of such transaction, including the nature of the related person’s interest in the transaction, the terms of the transaction, the importance of the transaction to us, whether the transaction would impair the judgment of an executive officer or director to act in our best interest, and such other matters that the Board of Directors deem appropriate. In addition, on an annual basis, our executive officers and directors are required to complete a questionnaire that is intended to, among other things, identify any transactions or potential transactions with us (or our subsidiaries) in which an executive officer or director or one of their family members or associated entities has an interest, and which exceeds $120,000. Executive officers and directors are required to promptly notify us of any changes during the course of the year to the information provided in the questionnaire. Our legal and financial staff reviews all such disclosures to determine whether any transaction is required to be disclosed under the SEC’s rules.

The following are the material transactions or agreements between the Company and related persons.

Securityholders’ Agreement

On February 17, 2011, the management stockholders and the holders of our Warrants entered into the Securityholders’ Agreement with Revel AC and Revel Group. The following description is a summary of the material provisions of the Securityholders’ Agreement. It does not restate that agreement in its entirety. Because this is a summary, it may not contain all the information that is important to you, and you should read the Securityholders’ Agreement in its entirety. A copy of the Securityholders’ Agreement has been filed as an exhibit to this Annual Report on Form 10-K.

Board Composition. The Securityholders’ Agreement requires that the Board of Directors be a staggered board divided into three classes, as provided in our bylaws, with a total of five members: two of whom may be Management Directors; two Investor Directors; and one Independent Director, in each case subject to qualification and other application requirements of the New Jersey Gaming Laws. The Securityholders’ Agreement further requires that: one of the Investor Directors be a Class I Director; the Management Director that is not Mr. DeSanctis and the Independent Director each be a Class II Director; the other Investor Director be a Class III Director; and that Mr. DeSanctis, our former Chief Executive Officer and President, be a Class III Director, to serve, in each case in accordance with the Securityholders’ Agreement and our bylaws until such director’s successor shall be duly elected, unless such director resigns, is removed or is otherwise disqualified from serving as a director of Revel AC. The Securityholders’ Agreement also requires that Mr. DeSanctis be appointed as the Chairman of the Board, and that each of the Investor Directors and the Independent Director be an “independent director” as such term is used in Rule 303A of the NYSE Listed Company Manual. On March 22, 2013, Mr. DeSanctis resigned as Chairman of the Board.

The current Board of Directors consists of the following individuals who serve until their term expires, and until such director’s successor shall be duly elected: (i) Jeffrey Hartmann as a Management Director and Class III Director, to serve until September 22, 2013; (ii) Thomas N. Auriemma as the Independent Director and Class II Director, to serve until February 17, 2013; (iii) John A. Krasznekewicz as an Investor Director and Class III Director, to serve until February 17, 2014; and (iv) Chan Suh as an Investor Director and Class I Director, to serve until February 17, 2015, in each case until such director’s successor shall be duly elected at the annual meeting of stockholders in such year. There is currently one vacancy on our Board of Directors.

The board composition provisions described above will terminate immediately following the first annual or special meeting of stockholders (or action by written consent) (i) in which directors are to be elected after the Warrants are exercised, (ii) for which the Warrants are exercised at least 60 days prior to the record date for such meeting or action (or, if no record date, the date of such meeting or action) and (iii) for which the holders of the Warrants received written notice of such meeting or action at least 15 days prior to the records date for such meeting or action (or if no record date, the date of such meeting or action) (the “Post-Exercise Meeting Date”).

The Warrants become exercisable, subject to certain conditions and subject to mandatory exercise in certain circumstances, on the business day immediately following the earlier of (1) May 24, 2015 and (2) the consummation of a “liquidity event” as further described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, all outstanding Warrants, if not previously exercised, will be automatically and mandatorily exercised on February 17, 2021. See Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Second Lien Notes and Warrants” for more information regarding the Warrants.

Restrictive Covenants. The Securityholders’ Agreement contains covenants limiting our ability to engage in affiliate transactions and redemptions of common stock and setting forth certain requirements with respect to equity contributions by holders of Warrants and the underlying shares for purposes of equity cure rights under the Credit Agreement. In addition, the Securityholders’ Agreement provides that the following transactions require the approval of holders of a majority of the Warrants (or for the period between the date that the Warrants are exercised and the Post-Exercise Meeting Date, holders of a majority of the shares underlying the Warrants on an as-exercised basis): (1) consummation of a change of control event or a sale, in each case which constitutes a Liquidity Event (as defined in the Securityholders’ Agreement); (2) the issuance of shares of preferred stock or other equity securities ranking senior to the common stock; (3) the pledge by the management stockholders of 50% or more of our voting stock; and (4) the issuance of additional shares of common stock (or of securities convertible into or exercisable for common stock), subject to some exceptions including issuances upon exercise of Warrants, under our stock option plans and employee stock purchase plans or employment agreements in the aggregate not to exceed 5% of the total number of shares of common stock outstanding on a fully-diluted basis, and issuances approved by a majority of the Board of Directors, including, prior to the Post-Exercise Meeting Date, the Investor Directors, in the aggregate not to exceed 10% of the total number of shares of common stock outstanding on a fully-diluted basis. These covenants are subject to a number of important qualifications and exceptions, and terminate automatically on the Post-Exercise Meeting Date.

Preemptive Rights. The parties to the Securityholders’ Agreement also have preemptive rights with respect to the issuance of additional shares of preferred stock or common stock (or of securities convertible into or exercisable for preferred stock or common stock), including an equity cure under the Credit Agreement but not including a Qualified IPO (as defined in the Securityholders’ Agreement). This provision is subject to customary exclusions, including issuance of shares of common stock upon exercise of the Warrants, and common stock issued or the issuance or grants of restricted stock or options to purchase common stock pursuant to our stock option plans and employee stock purchase plans or employment agreements. This provision terminates immediately upon the closing of a Qualified IPO.

Ownership Limitations and Transfer Restrictions on the Common Stock and Warrants. The Securityholders’ Agreement also imposes percentage and other limitations on ownership and restrictions on transfer of the Warrants and shares of common stock.

Recent Developments. On December 20, 2012, the Company and Revel Group agreed to use their reasonable best efforts to seek approval from the New Jersey Gaming Authorities to, upon written request to the Company by the holders of a majority of the Warrants or, after the Warrants are exercised, a majority of the shares of common stock of the Company issuable on exercise of the Warrants, as the case may be, enable the Company to amend the Securityholders’ Agreement and such other organizational documents of the Company as may be necessary to, among other things: (i) give the Warrantholders the right to designate an additional director on the Board of Directors, subject to certain conditions and restrictions, and to approval by the Management Directors (as defined in the Securityholders’ Agreement), not to be unreasonably withheld; and (ii) provide for increased director voting rights for the Management Directors (as defined in the Securityholders’ Agreement) or, as designated by Kevin DeSanctis, other directors of the Company, in the event of a deadlock of the Board of Directors or should Kevin DeSanctis be unable to vote as a director of the Company for any reason. Following the effectiveness of such amendments, which are subject to, among other things, approval from the New Jersey Gaming Authorities, the Warrantholders would have the right to designate three of the six directors of the Company. Mr. DeSanctis has resigned from the Board of Directors and as CEO of Revel AC, Inc., so these modified voting rights are no longer relevant.

Private Placement of Units

As previously described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” we consummated a $1.1 billion financing, which involved a private placement of 152,200 Units, each consisting of a Warrant to purchase 1,000 shares of Common Stock, subject to certain adjustments, and $2,000 principal amount of old notes. In connection with such financing, Mr. DeSanctis, our principal stockholders and former Chairman and Chief Executive Officer, purchased 1,750 Units, consisting of $3.5 million principal amount of old notes and 1,750 Warrants. At December 31, 2012, he owned approximately $3.97 million principal amount of old notes, which amount does not include any increase resulting from the September 15, 2012 PIK Interest payment, and 1,750 Warrants.

Trademark License Agreement

Revel Group is beneficially owned and controlled by Mr. DeSanctis. We have entered into a trademark license agreement with Revel Group, pursuant to which we license, for only nominal fees, certain trademarks, including “Revel” and “BASK,” that are owned by Revel Group. Pursuant to the Plan, Revel AC intends assume the trademark license agreement with Revel Group and continue to license these marks from Revel Group. If the Plan becomes effective, holders of our existing common stock would not receive or retain any property under the Plan, and, as a result, Revel Group would cease to be our principal stockholder and the trademark license agreement would become an agreement with an unaffiliated third party.

Parent of Revel AC

Revel AC is currently wholly-owned and controlled by Revel Group, a Delaware limited liability company, and Revel AC Employee, LLC, a New Jersey limited liability company and an affiliate of Revel Group, an entity controlled by Kevin DeSanctis, our former President and Chief Executive Officer. Revel Group and Revel AC Employee, LLC of owning collectively 100% of the outstanding common stock of Revel AC. If the Plan becomes effective, holders of our existing common stock would not receive or retain any property under the Plan, and, as a result, Revel Group and Revel AC Employee, LLC would cease to be our parent company.

Director Independence

For a discussion of director independence, see Item 10. “Directors, Executive Officers and Corporate Governance—Director Independence and Committees,” which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The following table shows the fees paid or accrued by us for audit and other services provided by our auditors, Ernst & Young LLP, during the year ended December 31, 2012 and for the period from February 7, 2011 (date of inception) to December 31, 2011:

Category	Aggregate Fees
	2012	2011
Audit fees (1)	$392,275	$415,056
Audit-related fees (2)	$211,693	$—
Tax fees (3)	$386,940	$8,870

(1)	Includes the aggregate fees billed by our principal auditors for professional services rendered for the audit of our consolidated financial statements for the year ended December 31, 2012 and for the period from February 7, 2011 (date of inception) to December 31, 2011; also includes amounts billed for services provided in connection with debt offerings in 2012.
(2)	Includes fees related with preparation of the S-4.
(3)	Includes $352,170 and $8,870 of tax consulting services for the year ended December 31, 2012 and for the period from February 7, 2011 (date of inception) to December 31, 2011, respectively.

All of the above services were pre-approved by the Audit Committee, which concluded that the provision of such services by Ernst & Young LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements. The following is a list of the Consolidated Financial Statements of the Company and its subsidiaries filed as part this report:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Comprehensive Loss for the year ended December 31, 2012 and the period from February 7, 2011 (date of inception) to December 31, 2011

•	Consolidated Statements of Cash Flows for the year ended December 31, 2012 and the period from February 7, 2011 (date of inception) to December 31, 2011

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules. Schedules are omitted because they are not applicable, or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. Exhibits, Including Those Incorporated by Reference. The exhibits to this Annual Report on Form 10-K are listed on the accompanying Exhibits Index and are incorporated herein by reference or are filed as part of this report.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Purchase and Sale Agreement, dated January 24, 2011, by and among Revel Holding, LLC, Revel AC, LLC (formerly known as Revel Acquisition, LLC) and Kevin G. DeSanctis. (1)

2.2	Contribution Agreement, dated February 7, 2011, by and between Kevin DeSanctis and Revel AC, Inc. (1)

3.1	Amended and Restated Certificate of Incorporation of Revel AC, Inc. (1)

3.2	Amended and Restated By-Laws of Revel AC, Inc. (1)

4.1	Indenture, dated as of February 17, 2011, by and among Revel AC, Inc., the guarantors party thereto and U.S. Bank National Association. (1)

4.2	First Supplemental Indenture, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto and U.S. Bank National Association. (1)

4.3	Second Supplemental Indenture, dated as of December 20, 2012, among Revel AC, Inc., the guarantors party thereto and U.S. Bank National Association. (3)

4.4	Form of 12% Second Lien Notes due 2018 (included in Exhibit 4.1). (1)

4.5	Registration Rights Agreement, dated as of February 17, 2011, by and among Revel AC, Inc., the guarantors party thereto and the purchasers party thereto. (1)

4.6	Securityholders’ Agreement, dated as of February 17, 2011, by and among the Revel AC, Inc., the management stockholder party thereto and the holders of the warrants and the warrant shares party thereto. (1)

4.7	Stock Restriction Agreement, dated February 17, 2011, by and between Revel AC, Inc. and Revel Group, LLC. (1)

10.1	Form of Securities Purchase Agreement, dated as of February 16, 2011, by and among Revel AC, Inc., Revel AC, LLC and the purchaser party thereto. (1)

Exhibit Number	Description

10.2	Joinder Agreement to Securities Purchase Agreement, dated February 16, 2011, by Revel Atlantic City, LLC, Revel Entertainment Group, LLC and NB Acquisition, LLC. (1)

10.3	Amended and Restated Master Disbursement Agreement, dated December 20, 2012, among Revel AC, Inc., Revel Entertainment Group, LLC, JPMorgan Chase Bank, N.A., as disbursement agent, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the first lien credit agreement, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent under the amended revolving credit agreement and U.S. Bank National Association, as collateral agent under the indenture. (3)

10.4	Intercreditor Agreement, dated as of February 17, 2011, by and between JPMorgan Chase Bank, N.A. and U.S. Bank National Association. (1)

10.5	Credit Agreement, dated as of February 17, 2011, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities LLC, Morgan Stanley & Co. Incorporated and JPMorgan Chase Bank, N.A. (1)

10.6	First Amendment to Credit Agreement, dated as of May 3, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. (1)

10.7	Increase Joinder, dated as of May 3, 2012, by and among Revel AC, Inc., the guarantors party thereto, and JPMorgan Chase Bank, N.A. (1)

10.8	Second Amendment to Credit Agreement, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. (2)

10.9	Third Amendment to Credit Agreement, dated as of December 20, 2012, among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, J.P. Morgan Securities LLC and Morgan Stanley & Co. Incorporated, as joint bookrunning managers, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto. (3)

10.10	Fourth Amendment to Credit Agreement, dated as of March 13, 2013, among Revel AC, the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent. (4)

10.11	First Lien Intercreditor Agreement, dated as of May 3, 2012, by and among JPMorgan Chase Bank, N.A., Revel AC, Inc., and each subsidiary of Revel AC, Inc. party thereto. (1)

10.12	First Amendment to First Lien Intercreditor Agreement, dated as of August 22, 2012, by and among JPMorgan Chase Bank, N.A., Revel AC, Inc., and each subsidiary of Revel AC, Inc. party thereto. (2)

10.13	Second Amendment to First Lien Intercreditor Agreement dated as of December 20, 2012, among Revel AC, each subsidiary of Revel AC party thereto, JPMorgan Chase Bank, N.A., as collateral agent for the first lien secured parties, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the revolving secured parties, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent for the term loan secured parties, and the other parties thereto. (3)

10.14	Credit Agreement, dated as of May 3, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., and J.P. Morgan Securities LLC. (1)

10.15	First Amendment to Credit Agreement, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. (2)

10.16	Third Amendment to Revolving Credit Agreement, dated as of January 30, 2013, among Revel AC, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto. (5)

10.17	Fourth Amendment to Revolving Credit Agreement, dated as of February 5, 2013, among Revel AC, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto. (6)

10.18	Fifth Amendment to Revolving Credit Agreement, dated as of February 12, 2013, among Revel AC, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto. (7)

10.19	Omnibus Amendment (sixth amendment to 2012 Credit Agreement and first amendment to Disbursement Agreement), dated as of February 28, 2013, among Revel AC, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, issuing bank and disbursement agent and the other parties thereto. (8)

10.20	Seventh Amendment, dated as of March 19, 2013, to 2012 Credit Agreement, among the Company, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other parties thereto (9)

10.21	Incremental Facility Amendment, dated as of August 22, 2012, by and among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, and JPMorgan Chase Bank, N.A. (2)

10.22	Incremental Facility Amendment, dated as of August 27, 2012, by and among Revel AC, Inc., the guarantors party thereto, Wells Fargo Principal Lending, LLC, and JPMorgan Chase Bank, N.A. (2)

10.23	Second Amendment to Credit Agreement, dated as of December 20, 2012, among Revel AC, Inc., the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., As administrative agent and collateral agent and the other parties thereto. (3)

10.24	Warrant Agreement, dated as of February 17, 2011, by and between Revel AC, Inc. and U.S. Bank National Association. (1)

10.25	Employment Agreement, dated as of February 17, 2011, by and among Kevin DeSanctis, Revel AC, Inc., Revel AC, LLC, Revel Atlantic City, LLC, Revel Entertainment Group, LLC, and NB Acquisition, LLC.* (1)

Exhibit Number	Description

10.26	Employment Agreement, dated as of May 13, 2011, by and among Michael C. Garrity, Revel AC, Inc., Revel AC, LLC, Revel Atlantic City, LLC, Revel Entertainment Group, LLC, and NB Acquisition, LLC.* (1)

10.27	Employment Agreement, dated as of June 9, 2011, by and between Alan Greenstein and Revel Entertainment Group, LLC.* (1)

10.28	Employment Agreement, dated as of June 16, 2011, by and between Robert Andersen and Revel Entertainment Group, LLC.* (1)

10.29	Employment Agreement, dated as of June 9, 2011, by and among Sid Yu and Revel Entertainment Group, LLC.* (1)

10.30	Ground Lease, dated as of February 17, 2011, by and between Revel Atlantic City, LLC and Revel Entertainment Group, LLC. (1)

10.31	Second Amended and Restated Energy Sales Agreement, dated as of April 11, 2011, by and between Revel Entertainment Group, LLC and ACR Energy Partners, LLC. (1)

10.32	State Economic Redevelopment and Growth Incentive Grant Agreement, dated as of February 11, 2011, by and among Revel Entertainment Group, LLC, Revel AC, Inc., the New Jersey Economic Development Authority and the Treasurer of the State of New Jersey. (1)

10.33	Trademark License Agreement, dated as of February 17, 2011, by and between Revel Group, LLC and Revel Entertainment Group, LLC. (1)

10.34	First Amendment to Trademark License Agreement, dated as of July 24, 2012, by and between Revel Group, LLC and Revel Entertainment Group, LLC. (1)

10.35	Second Amendment to Trademark License Agreement, dated as of August 22, 2012, by and between Revel Group, LLC and Revel Entertainment Group, LLC. (1)

10.36	2011 Amended and Restated Equity Incentive Plan.* (1)

10.37	Form of Incentive Stock Option Agreement under the 2011 Amended and Restated Equity Incentive Plan.* (1)

10.38	Form A of Nonqualified Stock Option Agreement under the 2011 Amended and Restated Equity Incentive Plan.* (1)

10.39	Form B of Nonqualified Stock Option Agreement under the 2011 Amended and Restated Equity Incentive Plan.* (1)

10.40	Restructuring Support Agreement, dated as of February 19, 2013, by and among Revel AC, each of Revel AC’s direct and indirect subsidiaries and the Consenting Debtholders. (10)

10.41	First Amendment to Restructuring Support Agreement, dated as of March 8, 2013, by and among Revel AC, each of Revel AC’s direct and indirect subsidiaries, the Consenting Debtholders and JPMorgan Chase Bank, N.A. as Administrative Agent (11)

10.42	Second Amendment to Restructuring Support Agreement, dated as of March 13, 2013, by and among Revel AC, each of Revel AC’s direct and indirect subsidiaries, the Consenting Debtholders and JPMorgan Chase Bank, N.A. as Administrative Agent (11)

10.43	Third Amendment, dated as of March 22, 2013, to the Restructing Support Agreement, by and among Revel AC, each of Revel AC’s direct and indirect subsidiaries, the consenting debtholders named therein, and JP Morgan Chase Bank, N.A., as Administrative Agent. (12)

10.44	Executive Transition Agreement, dated as of March 19, 2013, among Kevin DeSanctis and Michael C. Garrity and Revel AC, Inc., Revel AC, LLC, Revel Entertainment Group, LLC, Revel Atlantic City LLC and NB Acquisition, LLC. (13)

10.45	Debtor-in-Possession Credit Agreement, dated as of March 27, 2013, among Revel AC, Inc., the guarantors party thereto, the lenders party thereto and JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank. (14)

21.1	Subsidiaries of Revel AC, Inc. (1)

31.1	Certification, dated May 7, 2013, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

31.2	Certification, dated May 7, 2013, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (15)

32.1	Certification, dated May 7, 2013, of Principal Executive Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

32.2	Certification, dated May 7, 2013, of Principal Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (15)

101	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on May 7, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets – December 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Loss – Year Ended December 31, 2012 and For the Period from February 7, 2011 (Date of Inception) to December 31, 2011, (iii) Consolidated Statements of Cash Flows – Year Ended December 31, 2012 and For the Period from February 7, 2011 (Date of Inception) to December 31, 2011, and (iv) Notes to Consolidated Financial Statements.**

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is not deemed filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference.
(1)	Previously filed with the Registration Statement on Form S-4 filed by the Company on August 22, 2012 (File No. 333-183492) and incorporated herein by reference.
(2)	Previously filed with Amendment No. 1 to the Registration Statement on Form S-4 filed by the Company on October 1, 2012 (File No. 333-183492) and incorporated herein by reference.
(3)	Previously filed with the Current Report on Form 8-K filed by the Company on December 27, 2012 and incorporated herein by reference.
(4)	Previously filed with the Current Report on Form 8-K filed by the Company on March 15, 2013 and incorporated herein by reference.
(5)	Previously filed with the Current Report on Form 8-K filed by the Company on February 5, 2013 and incorporated herein by reference and incorporated herein by reference.
(6)	Previously filed with the Current Report on Form 8-K filed by the Company on February 11, 2013 and incorporated herein by reference.
(7)	Previously filed with the Current Report on Form 8-K filed by the Company on February 19, 2013 and incorporated herein by reference.
(8)	Previously filed with the Current Report on Form 8-K filed by the Company on March 6, 2013 and incorporated herein by reference.
(9)	Previously filed with the Current Report on Form 8-K filed by the Company on March 22, 2013 and incorporated herein by reference.
(10)	Previously filed with the Current Report on Form 8-K filed by the Company on February 20, 2013 and incorporated herein by reference.
(11)	Previously filed with the Current Report on Form 8-K filed by the Company on March 14, 2013 and incorporated herein by reference.
(12)	Previously filed with the Current Report on Form 8-K filed by the Company on March 27, 2013 and incorporated herein by reference.
(13)	Previously filed with the Current Report on Form 8-K filed by the Company on March 19, 2013 and incorporated herein by reference.
(14)	Previously filed with the Current Report on Form 8-K filed by the Company on April 1, 2013 and incorporated herein by reference.
(15)	Filed herewith.

Report of Independent Registered Public Accounting Firm

The Board of Directors of Revel AC, Inc.

We have audited the accompanying consolidated balance sheets of Revel AC, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, owners’ equity (deficit), and cash flows for the year ended December 31, 2012 and for the period from February 7, 2011 (date of inception) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Revel AC, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012 and for the period from February 7, 2011 (date of inception) through December 31, 2011, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from operations, has a working capital deficiency, and has filed a voluntary petition seeking to reorganize under Chapter 11 of the federal bankruptcy laws. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Philadelphia, PA

May 7, 2013

Revel AC, Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$11,074,583	$7,494,359
Accounts receivable, net	11,424,119	—
Accounts receivable, other	1,825,387	955,338
Inventory	1,072,525	542,787
Prepaid and other current assets	3,296,148	2,308,435
Restricted cash	20,118,246	—
Deferred financing fees	44,252,030	—

Total current assets	93,063,038	11,300,919

Restricted cash	9,500,000	253,049,589
Property and equipment, net	1,027,437,587	823,036,068
Investment in unconsolidated subsidiary	2,643,123	2,643,123
Interest rate cap	460,957	3,610,009
Insurance collateral	7,589,344	5,183,257
Deferred financing fees	—	47,543,160
Other non current assets	7,468,274	24,017,106

Total non-current assets	1,055,099,285	1,159,082,312

Total assets	$1,148,162,323	$1,170,383,231

Liabilities and owners’ equity
Current liabilities:
Current portion of long-term debt	$1,329,681,805	$4,250,000
Other short term borrowings	26,121,528	—
Accounts payable	69,024,484	58,546,503
Accrued payroll and related expenses	10,506,259	6,358,539
Interest payable	9,762,846	9,350,000
Retainage payable	7,272,392	34,553,728
Accrued expenses and other current liabilities	25,297,034	7,367,228

Total current liabilities	1,477,666,348	120,425,998

Long-term debt	—	1,072,340,543
Other long term borrowings	4,511,378	—
Other long term liabilities	20,948,191	—

Total liabilities	1,503,125,917	1,192,766,541

Owners’ equity (deficit):
Preferred stock, 5,000,000 shares authorized, none issued at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value, 300,000,000 shares authorized and 26,858,824 shares issued and outstanding at December 31, 2012 and 2011	—	—
Additional paid-in capital	104,438,219	100,952,905
Accumulated other comprehensive loss	(3,869,491)	(748,362)
Accumulated deficit	(455,532,322)	(122,587,853)

Total owners’ equity (deficit)	(354,963,594)	(22,383,310)

Total liabilities and owners’ equity (deficit)	$1,148,162,323	$1,170,383,231

See accompanying notes to the consolidated financial statements

Revel AC, Inc.

Consolidated Statements of Comprehensive Loss

	Year Ended December 31, 2012	For the Period from February 7, 2011 (Date of Inception) to December 31, 2011
Operating revenues:
Casino	$98,229,792	$—
Rooms	32,945,098	—
Food and beverage	16,892,639	—
Entertainment and other	26,849,809	—

Gross revenue	174,917,338	—
Less: promotional allowances	21,737,501	—

Net revenues	153,179,837	—

Operating costs and expenses:
Casino	95,290,076	—
Rooms	7,333,231	—
Food and beverage	11,177,579	—
Entertainment and other	28,411,890	—
General and administrative	119,409,008	—
Depreciation and amortization	58,579,112	693,467
Preopening expenses	39,085,595	32,004,069

Total operating costs and expenses	359,286,491	32,697,536

Operating loss	(206,106,654)	(32,697,536)

Other income (expense):
Interest income	98,645	922,267
Change in fair value of interest rate cap	—	(1,471,630)
Interest expense, net of capitalized interest	(126,936,460)	(89,340,954)

Other income (expense), net	(126,837,815)	(89,890,317)

Net loss	(332,944,469)	(122,587,853)

Other comprehensive loss, net of tax:
Change in fair value of interest rate cap	(3,121,129)	(748,362)

Other comprehensive loss	(3,121,129)	(748,362)

Comprehensive loss	$(336,065,598)	$(123,336,215)

See accompanying notes to the consolidated financial statements

Revel AC, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	For the Period from February 7, 2011 (Date of Inception) to December 31, 2011
Cash flows from operating activities:
Net loss	$(332,944,469)	$(122,587,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of debt discount	7,667,104	4,988,272
Amortization of deferred loan costs	8,099,349	6,277,280
Amortization of original issue discount	2,796,724	2,239,022
Noncash interest expense	41,440,600	32,823,249
Depreciation and amortization	58,579,112	693,467
Change in fair value of interest rate cap	27,923	1,471,630
Stock-based compensation	3,485,314	3,452,905
Amortization of deferred rent	(1,318,295)	—
Changes in operating assets and liabilities:
Accounts receivable	(11,424,119)	(630,471)
Accounts receivable, other	(870,049)	890,983
Inventory	(529,738)	(542,787)
Prepaid and other current assets	(987,713)	1,306,902
Accounts payable	39,498,951	1,833,541
Insurance payable	—	(254,442)
Accrued payroll and related expenses	4,147,720	3,210,460
Accrued interest payable	412,846	9,350,000
Accrued expenses and other current liabilities	17,929,806	4,757,387
Other non current assets	(48,072)	(15,734,250)
Insurance collateral	3,995,044	2,469,856

Net cash used in operating activities	(160,041,962)	(63,984,849)

Cash flows from investing activities:
Acquisition of Revel Entertainment Group LLC, net of cash acquired ($4,976,164)	—	(33,271,143)
Investment in property and equipment	(274,092,413)	(715,999,264)
Proceeds from partner for construction costs	22,266,486	—
Investment in unconsolidated subsidiary	—	(2,007,856)
Restricted cash	223,431,343	(253,049,589)

Net cash used in investing activities	(28,394,584)	(1,004,327,852)

Cash flows from financing activities:
Proceeds from borrowings under credit agreement and incremental facility, net of original issue discount	174,505,000	1,134,040,000
Proceeds from revolver borrowings	138,130,946	—
Repayments of revolver borrowings	(106,949,112)	—
Payments on other short term borrowings	(4,361,845)	—
Payment on other long term borrowings	(4,500,000)	—
Purchase of interest rate cap	—	(5,830,000)
Financing fees	(4,808,219)	(52,402,940)

Net cash provided by financing activities	192,016,770	1,075,807,060

Net increase in cash and cash equivalents	3,580,224	7,494,359
Cash and cash equivalents, beginning of period	7,494,359	—

Cash and cash equivalents, end of period	$11,074,583	$7,494,359

Supplemental disclosure of cash flow information
Cash paid for interest	$83,620,917	$58,012,500

Supplemental schedule of noncash investing and financing activities
Non-cash acquisition of property and equipment	$62,511,299	$79,066,802

See accompanying notes to the consolidated financial statements

Revel AC, Inc.

Consolidated Statements of Owners’ Equity (Deficit)

			Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Owners’ Equity (Deficit)
	Common Stock
	Number of Shares	Amounts

Date of Inception February 7, 2011	—	$—	$—	$—	$—	$—
Issuance of common stock	26,858,824	—	—	—	—	—
Warrants issued, net of discount	—	—	97,500,000	—	—	97,500,000
Stock-based compensation	—	—	3,452,905	—	—	3,452,905
Other comprehensive loss	—	—	—	—	(748,362)	(748,362)
Net loss		—	—	(122,587,853)	—	(122,587,853)

Balance at December 31,2011	26,858,824	$—	$100,952,905	$(122,587,853)	$(748,362)	$(22,383,310)

Stock-based compensation	—	—	3,485,314	—	—	3,485,314
Other comprehensive loss	—	—	—	—	(3,121,129)	(3,121,129)
Net loss	—	—	—	(332,944,469)	—	(332,944,469)

Balance at December 31,2012	26,858,824	$—	$104,438,219	$(455,532,322)	$(3,869,491)	$(354,963,594)

See accompanying notes to the consolidated financial statements

Revel AC, Inc.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of Revel AC, Inc., a Delaware corporation (“Revel AC”), Revel AC, LLC, a Delaware limited liability company, Revel Entertainment Group LLC, a New Jersey limited liability company (“REG”), NB Acquisition LLC, a New Jersey limited liability company, and Revel Atlantic City, LLC, a New Jersey limited liability company, which are collectively referred to herein as the “Company.” The Company is currently wholly-owned and controlled by Revel Group, LLC, a Delaware limited liability company, and Revel AC Employee, LLC, a New Jersey limited liability company and an affiliate of Revel Group, LLC, an entity controlled by Kevin DeSanctis, the Company’s sole beneficial owner and former President and Chief Executive Officer.

Revel AC was organized pursuant to the Delaware General Corporation Law on February 7, 2011 (date of inception). On February 17, 2011, with the proceeds from the first lien term loan credit facility (the “Term Loan Facility”) and the issuance of the 12% Second Lien Notes due 2018 (the “Second Lien Notes”) (see Note 5), Revel AC acquired Revel Entertainment Group, LLC, a Delaware limited liability company, NB Acquisition, LLC and Revel Atlantic City, LLC (collectively, “Predecessor Revel”) from affiliates of Morgan Stanley, for consideration (including assumption of liabilities) totaling $38.2 million. The Company’s purpose is to develop, own and operate a beachfront casino and entertainment resort in Atlantic City, New Jersey (“Revel”).

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

As discussed in Note 6, the Company has substantial indebtedness, which is secured by substantially all of the Company’s assets.

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

Revel was closed from 12:00 pm on Sunday, October 28, 2012 to 12:00 p.m. on Saturday, November 3, 2012 due to Hurricane Sandy. New Jersey Governor Chris Christie declared a state of emergency in Atlantic County and ordered a mandatory evacuation for Atlantic City. The Company has filed a claim with our insurance carrier relating to the business interruption losses as a result of the storm.

2. Proceedings under Chapter 11 of the Bankruptcy Code

On March 25, 2013 (the “Petition Date”), Revel AC, Revel AC, LLC, Revel Atlantic City, LLC, Revel Entertainment Group, LLC, and NB Acquisition LLC (collectively, the “Debtors”) commenced cases (collectively, the “Chapter 11 Cases”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”) seeking reorganization relief under the provisions of Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). As part of the Chapter 11 Cases, the Debtors also filed with the Bankruptcy Court their Joint Plan of Reorganization dated March 13, 2013 (the “Plan”) and accompanying disclosure statement of the same date (the “Disclosure Statement”), each of which was filed as Exhibit 99.2 to Revel AC’s Form 8-K filed on March 14, 2013. See Note 12 for a description of the Plan.

Revel AC, Inc.

Notes to Consolidated Financial Statements

The Debtors continue to operate their businesses and manage their properties as debtors in possession pursuant to section 1108 of the Bankruptcy Code, under the jurisdiction of the Bankruptcy Court and in accordance with applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court under the lead Case No. 13-16253 (JHW).

In connection with the Chapter 11 Cases, the Debtors received interim and final approval on March 27, 2013 and April 18, 2013, respectively, from the Bankruptcy Court for authority to enter into a $250 million senior secured superpriority debtor in possession credit agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “DIP Credit Agreement”) among Revel AC, as the borrower, the other Debtors, as guarantors, the lenders party thereto (the “DIP Facility Lenders”) and JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank. See Note 12 for a description of the DIP Credit Agreement.

In addition, the Debtors received interim and final approval from the Bankruptcy Court on March 27, 2013 and April 18, 2013, respectively, of various motions intended to preserve ordinary-course business operations and streamline the administration of the Chapter 11 Cases, including, among other things, satisfying prepetition obligations to employees, customers, taxing authorities, and trade creditors in the ordinary course of business.

The accompanying financial statements have been prepared on a going concern basis, which assumes that Revel AC will realize its assets and satisfy its liabilities in the normal course of business. As shown in the consolidated financial statements, the Company has generated a net loss of $332.9 million and $122.6 million for the year ended December 31, 2012 and the period from February 7, 2011(date of inception) through December 31, 2011, respectively, and has a working capital deficit of $1.4 billion at December 31, 2012. The Company’s liquidity is impacted by a number of factors, including its operating results and its borrowing capacity under the DIP Credit Agreement. Revel AC’s ability to continue as a going concern is dependent upon, among other things, its ability to comply with the terms of its DIP Credit Agreement and any cash management order entered by the Bankruptcy Court in connection with the Cases, its ability to maintain adequate cash on hand, and its ability to restructure its operations in order to generate cash from operations and achieve profitability following emergence from bankruptcy. These conditions raise substantial doubt as to Revel AC’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of recorded assets or the amounts and classification of liabilities and the related effects that may result from the outcome of this uncertainty.

Revel AC, Inc.

Notes to Consolidated Financial Statements

3. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash

Restricted cash includes cash reserved for future construction expenditures. Restricted cash is required under the agreements governing the Term Loan Facilities.

Receivables

Accounts receivable primarily consist of casino, hotel and other receivables which arise in the normal course of business. The Company issues credit in the form of “markers” to approved casino customers who are investigated as to their credit worthiness. An estimated allowance for doubtful accounts is maintained to reduce the receivables to their carrying amount, which approximates fair value. The allowance is estimated based on the specific review of customer accounts, and taking into account factors such as trends and economic and business conditions. The allowance for doubtful accounts was $ 0.6 million at December 31, 2012.

Inventory

Inventory consists primarily of food, beverage and operating supplies, which are valued at the lower of average cost or market value. Cost is determined using the first-in, first-out method.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, as follows:

Land improvements	5 through 15 years
Building and improvements	10 through 40 years
Furniture, fixtures and equipment	3 through 7 years

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in operations.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For assets to be held and used, the Company reviews these assets for impairment whenever indicators of impairment exist. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs. No impairment charges were recorded during the year ended December 31, 2012 or for the period February 7, 2011 through December 31, 2011.

Investment in Unconsolidated Subsidiary

The Company is a party to a joint venture agreement to acquire and hold a 50% interest in multiple parcels of land in the South Inlet area of Atlantic City, New Jersey.

The Company evaluates this investment in unconsolidated subsidiary for consolidation under the provisions of ASC 810-10, Consolidation. ASC 810-10 requires variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the expected losses or expected residual returns of the variable interest entity. The Company’s current investment in subsidiary is not considered a variable interest entity. The Company accounts for its investment in an unconsolidated subsidiary, which it does not control but has the ability to exercise significant influence over the investee’s operating and financial policies, using the equity method of accounting. The investment was initially recorded at the Company’s cost and is

Revel AC, Inc.

Notes to Consolidated Financial Statements

subsequently adjusted for the Company’s net earnings in income (loss), additional contributions, and distributions. The Company assesses whether there are any indicators that the value of the Company’s investment may be other-than-temporarily impaired. An investment is other-than-temporarily impaired only if management’s estimate of the value of the investment is less than the carrying value of the investment and the Company does not expect to recover the value in the near term.

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

The retail value of accommodations, food, beverage, admissions and other services provided to guests on a complimentary basis are included in gross revenues and then deducted as promotional allowances. Promotional allowances also include incentives provided to guests in the form of free slot play. The estimated cost of providing these complimentaries to casino patrons is included in casino expense in the accompanying statements of comprehensive loss, as follows:

For the Year ended December 31, 2012
Rooms	2,657,105
Food and beverage	6,544,205
Entertainment	4,658,538
Other	1,913,631

$15,773,479

Tenant Income

The majority of Revel’s restaurant and retail venues are operated by third party tenants. We have entered into various lease agreements with these tenants as of December 31, 2012 which general require contingent rental income based on a percentage of the tenant’s sales, as well as reimbursement of the tenant’s proportional share of common area, real estate taxes, and other operating expenses. For the year ended December 31, 2012, total contingent rental income was $4,648,229, and additional rental income for the common area costs was $1,643,626.

Deferred rent liabilities related to tenant allowances received for construction costs are included in other long-term liabilities on the accompanying consolidated balance sheet and are amortized over the related lease terms as an addition to rental income. For the year ended December 31, 2012, rental income resulting from this amortization totaled $1,318,295.

All income from third party tenants, which is recognized as earned, is included in entertainment and other revenue on the accompanying statement of comprehensive loss.

Gaming Taxes

The Company is subject to taxes based on gross gaming revenues in New Jersey. The gaming taxes are assessed at eight percent, and are included in casino expense in the accompanying statements of comprehensive loss.

Revel Card Liability

Our player’s program allows customers to accumulate certain point-based rewards based on the volume of both their gaming and non-gaming activity. Revel guests may earn “resort dollars” redeemable for complimentary rooms, food, beverage, retail, parking, spa, nightlife and “free slot play”. Resort dollars and “free slot play” accumulate over time and may be redeemed at the customer’s discretion under the terms of the program. Resort dollars and “free slot play” are forfeited if a customer does not redeem earned

Revel AC, Inc.

Notes to Consolidated Financial Statements

rewards over a specified period of time. As a result of the ability of the customer to accumulate resort dollars and “free slot play”, an accrual is recorded for the associated expense, after giving effect to estimated forfeitures, as they are earned. At December 31, 2012, $3.0 million was accrued related to resort dollars earned under this program, which are included in accrued expenses and other current liabilities on the accompanying balance sheet.

Advertising Expenses

Advertising costs are expensed as incurred. For the year ended December 31, 2012, total advertising costs, which are included in general and administrative costs, totaled $13.6 million.

Stock-Based Compensation

Share-based payments to employees, including grants of stock options, are recognized in the consolidated Statement of Comprehensive Loss based on the fair value of the award on the grant date. All new stock option grants are valued on the date of grant using the Black-Scholes option pricing model.

Income Taxes

Income taxes are recorded under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards.

Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if, based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-than-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

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

Revel AC, Inc.

Notes to Consolidated Financial Statements

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. In August 2011, the Company executed an interest rate cap to hedge its interest rate risk. The interest rate cap agreement terminates on February 17, 2016. For the period from August through November 2011, the Company did not apply hedge accounting. As such, changes in fair value of the interest rate cap totaling $1.5 million for that period were recorded directly in earnings.

From the time of designation as a cash flow hedge in November 2011, the effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Subsequent to electing hedge accounting in November 2011, the Company recorded a loss of $3.1 million and $0.7 million for the years ended December 31, 2012 and 2011, respectively, on this contract and these amounts were recognized in other comprehensive loss. Since execution, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. Since the designation of the interest rate cap as a hedge, the Company determined there was no hedge ineffectiveness required to be recorded in earnings subsequent to the November 2011 designation as a cash flow hedge.

At December 31, 2012 and 2011, the interest rate cap with a fair value of approximately $0.5 million and $3.6 million, respectively, was included on the accompanying consolidated balance sheets. The interest rate cap agreement was terminated in March 2013; the proceeds from the termination of the interest rate cap of $0.6 million were returned to the Company.

Deferred Financing Fees

Costs incurred in connection with the debt financings have been capitalized and are being amortized over the expected life of the loans. Total amortization of deferred financing fees in the amount of $8.1 million and $6.3 million for 2012 and 2011, respectively, is included in interest expense on the accompanying consolidated statement of comprehensive loss.

As a result of the Chapter 11 Cases discussed in Note 12, the Company expensed these deferred financing fees on the Petition Date in accordance with the applicable accounting guidance provided in ASC Topic 852.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. At December 31, 2012 and 2011, the Company had all of its cash and cash equivalents on deposit with two financial institutions.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probably that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated.

Self Insurance Reserves

Self-insurance reserves represent the estimated amounts of claims related to employee health medical costs, workers’ compensation and personal injury claims that have occurred in the normal course of business. These reserves are established by management based upon specific review of open claims, with consideration of incurred but not reported claims as of the balance sheet date. The costs of the ultimate disposition of these claims may differ from these reserve amounts.

Reclassifications

Certain prior year amounts have been reclassified to conform to current financial statement presentation.

Revel AC, Inc.

Notes to Consolidated Financial Statements

4. Acquisition

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

The transaction has been accounted for as an acquisition of assets and liabilities. The following table summarizes the recording of assets acquired and liabilities assumed as of the acquisition date:

February 17, 2011
Cash and cash equivalents	$4,976,164
Accounts receivable, prepaids and other assets	20,073,566
Property and equipment	27,496,890

52,546,620
Liabilities assumed	14,298,144

Net assets acquired, including acquisition costs	$38,248,476

5. Property and Equipment

Property and equipment consisted of the following:

	December 31, 2012	December 31, 2011
Land and improvements	$23,423,111	$2,364,443
Building and improvements	736,781,596	86,416,123
Furniture, fixtures, and equipment	326,505,459	5,941,491
Construction-in-progress	—	729,007,477

Total	1,086,710,166	823,729,534

Less accumulated depreciation	59,272,579	693,466

Property and equipment, net	$1,027,437,587	$823,036,068

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

For the year ended December 31, 2012 and the period from February 7, 2011 through December 31, 2011, total interest costs were $145.3 million and $113.7 million, respectively, of which $18.3 million and $24.3 million, respectively was capitalized and included in property and equipment on the accompanying consolidated balance sheet, respectively.

For the year ended December 31, 2012 and the period from February 7, 2011 through December 31, 2011, depreciation and amortization expense related to property and equipment, including assets under capital leases was $58.6 million and $0.7 million, respectively.

Revel AC, Inc.

Notes to Consolidated Financial Statements

6. Debt

Debt consisted of the following at December 31, 2012 and 2011:

	December 31, 2012	December 31, 2011
Term Loan Facility, net of discount of $9,197,022 and $10,900,319 at December 31, 2012 and 2011, respectively	$1,011,302,978	$839,099,681
Second Lien Notes, including PIK interest of $74,263,849 and $32,823,249 at December 31, 2012 and 2011, respectively, and net of discount of $91,466,856 and $99,732,387 at December 31, 2012 and 2011, respectively	287,196,993	237,490,862
Revolver Facility	31,181,834	—
Other borrowings	30,632,906	—

	1,360,314,711	1,076,590,543
Less current portion	1,355,803,333	4,250,000

Long term debt, net of current portion	$4,511,378	$1,072,340,543

Future minimum payments of long-term debt as of December 31, 2012 are as follows:

2013	1,355,803,333
2014	3,453,690
2015	1,057,688
2016	—
2017	—
Thereafter	—

Total minimum payments	$1,360,314,711

On the Petition Date, the Debtors commenced the Chapter 11 Cases in Bankruptcy Court seeking reorganization under the Bankruptcy Code. The filing of the Chapter 11 Cases created an event of default under the 2012 Credit Agreement (as defined below), the Term Loan Credit Agreement (as defined below) and the Indenture governing the Second Lien Notes (as defined below). As a result of this event of default, all of the debt resulting from these agreements has been reclassified to current liabilities on the accompanying consolidated balance sheet as of December 31, 2012.

The ability of the creditors of the Debtors to seek remedies to enforce their rights under the 2012 Credit Agreement, the Term Loan Credit Agreement and the Second Lien Notes is stayed as a result of the filing of the Chapter 11 Cases, and the creditors’ rights of enforcements are subject to the applicable provisions of the Bankruptcy Code (see Note 12).

In addition, payments due under several of the financing arrangements with slot machine manufacturers for equipment purchases have not been made, which is considered to be a default under these agreements; as a result the total outstanding balances under these financing arrangements have been reclassified to current liabilities on the accompanying consolidated balance sheet as of December 31, 2012.

2011 Term Loan Facility

On February 17, 2011, the Company entered into the credit agreement governing the $850 million Term Loan Facility (as amended from time to time, the “Term Loan Credit Agreement”).

The loans under the Term Loan Facility are denominated in U.S. dollars and bear interest at a rate per annum which, at the Company’s option, can be either: (i) a base rate plus a margin of 6.50%; or (ii) the Eurodollar rate (not to be less than 1.50% per annum) plus a

Revel AC, Inc.

Notes to Consolidated Financial Statements

margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the Term Loan Facility will bear interest at the otherwise applicable rate plus 2.00% per annum. For the period from February 7, 2011 through December 31, 2012, the Company elected to incur interest under the Term Loan Facility at the Eurodollar rate, or 9% per annum.

All borrowings under the Term Loan Facility are required to be repaid on the final maturity date of such facility (on February 17, 2017). The Term Loan Facility will amortize in quarterly installments of 0.25% of the original principal of the term loan, with the first quarterly installment due on September 30, 2012. Voluntary prepayments of loans under the Term Loan Facility are permitted in agreed minimum amounts with certain prepayment premiums set forth in the Term Loan Credit Agreement, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar rate loans. The Company is required to prepay the term loans with (a) net proceeds from asset sales, (b) net proceeds from debt issuances, (c) net proceeds from casualty events, (d) excess cash flow and (e) certain amounts remaining in bank proceeds accounts, in each case, subject to certain basket amounts, reinvestment rights and other provisions set forth in the Term Loan Credit Agreement. Any term loans mandatorily prepaid may not be reborrowed under the Term Loan Facility.

Obligations under the Term Loan Credit Agreement are guaranteed by the Company’s wholly owned subsidiaries. The obligations and guarantees under the Term Loan Facility are secured by a first priority security interest in substantially all of the Company’s assets (other than the proceeds of the Second Lien Notes), subject to certain exceptions set forth in the definitive documentation for the Term Loan Facility.

The Term Loan Credit Agreement requires the Company to maintain compliance with certain financial covenants commencing in fiscal 2013, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant (in each case, as defined therein), subject to the terms provided in the Term Loan Credit Agreement. In addition, the Term Loan Credit Agreement restricts the Company’s ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts.

Incremental Facility

On May 3, 2012, the Company entered into amendments to the Term Loan Credit Agreement. The amendments to the Term Loan Credit Agreement provided for (i) an additional $50 million of term loan commitments (the “Incremental Facility”) that could be drawn prior to the earlier of the Opening Date (as established under the terms of the Company’s Master Disbursement Agreement governing usage of the Company’s construction accounts) and September 30, 2012 to fund project costs and (ii) amendments and waivers to certain provisions of the Term Loan Facility to allow for additional project costs, which are expected to be funded in part by such term loans. Any term loans funded under such commitments bear interest at the same interest rate applicable to the original term loans, amortize at the same rate as the original term loans, were issued with original issue discount of 0.99%, and were subject to a commitment fee of 2.0% on the amount of such commitments.

On December 20, 2012, the Company entered into a third amendment to the Term Loan Credit Agreement. The third amendment amended the Term Loan Credit Agreement to, among other things, permit the December 2012 Term Loan Facility (as defined below) and an increase of $25.0 million in revolving commitments under the 2012 Credit Agreement and certain capital expenditures.

As of December 31, 2012, $50.0 million had been drawn under the Incremental Facility to finance project costs. On March 13, 2013, the Company entered into a fourth amendment to the Term Loan Credit Agreement (see Note 12).

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

Revel AC, Inc.

Notes to Consolidated Financial Statements

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

On December 20, 2012, the Company entered into a Second Supplemental Indenture (the “Second Supplemental Indenture”) to the Indenture, which amended the Indenture to, among other things, permit the December 2012 Term Loan Facility (as defined below) and an increase of $25.0 million in revolving commitments under the 2012 Credit Agreement.

Revel AC, Inc.

Notes to Consolidated Financial Statements

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

In connection with the financing transactions on December 20, 2012, Revel AC and Revel Group, LLC agreed to use their reasonable best efforts to seek approval from the applicable governmental authorities under the New Jersey Casino Control Act and the regulations promulgated thereunder (the “New Jersey Gaming Authorities”) to, upon written request to Revel AC by the holders of a majority of the Warrants or, after the Warrants are exercised, a majority of the shares of common stock of Revel AC issuable on exercise of the Warrants (the “Warrant Shares”), as the case may be, enable the Company to amend that certain Securityholders’ Agreement, dated as of February 17, 2011 (the “Securityholders’ Agreement”), among Revel AC, Revel Group, LLC and the Warrant holders and such other organizational documents of Revel AC as may be necessary to, among other things: (i) give the Warrant holders the right to designate an additional director on Revel AC’s board of directors, subject to certain conditions and restrictions, and to approval by the Management Directors (as defined in the Securityholders’ Agreement), not to be unreasonably withheld; and (ii) provide for increased director voting rights for the Management Directors or, as designated by Kevin DeSanctis, other directors of Revel AC, in the event of a deadlock of the board of directors or should Kevin DeSanctis be unable to vote as a director of Revel AC for any reason. Following the effectiveness of such amendments, which are subject to, among other things, approval from the New Jersey Gaming Authorities, the Warrant holders would have the right to designate three of six directors of Revel AC.

2012 Revolver Facility and December 2012 Term Loan Facility

On May 3, 2012, the Company entered into a revolving credit facility (the “Revolver Facility”) under the Revolving Credit Agreement (as amended from time to time, the “2012 Credit Agreement”). On August 22, 2012 and December 20, 2012, the Company entered into amendments to the 2012 Credit Agreement, which increased the Revolver Facility commitments to $125 million and, in December 2012, established a new $125 million term loan facility (the “December 2012 Term Loan Facility”, collectively with the original Term Loan Facility, the “Term Loan Facilities”).

The loans under the Revolver Facility are denominated in U.S. dollars and bear interest at a rate per annum which, at the Company’s option, can be either: (i) a base rate (subject to a floor of 2%) plus a margin of 6.50%; or (ii) the Eurodollar rate (subject to a floor of 1%) plus a margin of 7.50%. If a payment or insolvency default shall have occurred and be continuing, the obligations under the Revolver Facility bear interest at the otherwise applicable rate plus 2.00% per annum.

Revel AC, Inc.

Notes to Consolidated Financial Statements

Availability under the Revolver Facility is restricted (the foregoing, the “Availability Restrictions”) by requiring the sum of the unused revolving commitments plus the lesser of (1) $5,000,000 and (2) cash and cash equivalents (excluding cage cash and certain other escrow or blocked accounts), to be greater than the sum of the Minimum Liquidity Thresholds (as defined below) and certain reserves associated with amenities capital expenditures. As of December 31, 2012, “Minimum Liquidity Thresholds” means from December 20, 2012 through February 15, 2013, $75,000,000; from February 16, 2013 through April 15, 2013, $50,000,000; from April 16, 2013 through May 15, 2013, $45,000,000; and from May 16, 2013 through July 1, 2013, $20,000,000. Minimum Liquidity Thresholds decrease for certain periods of time to fund cage cash obligations and can be adjusted upwards in respect of amounts received relating to cost efficiencies or other savings, subject to the terms of the Revolver Facility. Subsequent to December 31, 2012, the Company entered into amendments to the 2012 Credit Facility which amended the Minimum Liquidity Thresholds (see Note 12).

Revolving loans under the Revolver Facility are available for working capital, general corporate purposes and for certain capital expenditures as specified in the 2012 Credit Agreement. Unused amounts under the revolving commitments are subject to a per annum fee of 4%. As of December 31, 2012, approximately $33.1 million was outstanding under the Revolver Facility, which includes a $1.9 million irrevocable letter of credit drawn as collateral for workers’ compensation claims. As of December 31, 2012, $91.9 million of the Revolver Facility was unused.

All borrowings under the Revolver Facility are required to be repaid by May 22, 2015. If the December 2012 Term Loan Facility has been paid in full, then the Company is required to prepay its revolving loans (with a dollar for dollar reduction in commitments) on the same terms as the mandatory prepayments for the December 2012 Term Loan Facility. Voluntary prepayments of revolving loans under the Revolver Facility are permitted and may be reborrowed. Commitments under the Revolver Facility may not be terminated prior to December 20, 2013 without requisite lender consent.

Borrowings under the December 2012 Term Loan Facility bear interest at a rate per annum which, at our option, can be either: (i) a base rate (subject to a floor of 2%) plus a margin of 8.00%; or (ii) the Eurodollar rate (subject to a floor of 1%) plus a margin of 9.00%. If a payment or insolvency default shall have occurred and be continuing, borrowings under the December 2012 Term Loan Facility bear interest at the otherwise applicable rate plus 2.00% per annum. Proceeds from the December 2012 Term Loan Facility not used to repay certain revolving loans on the date of the December 2012 amendment are available to pay certain close out costs and development costs, subject to certain funding conditions, investment requirements and other provisions.

All borrowings under the December 2012 Term Loan Facility are required to be repaid on May 22, 2015. Borrowings under the December 2012 Term Loan Facility will amortize in quarterly installments of 0.25% of the original principal of the term loan. Voluntary prepayments of borrowings under the December 2012 Term Loan Facility are permitted in agreed minimum amounts on or after December 20, 2013, subject to reimbursement of the lenders’ breakage and redeployment costs in the case of prepayment of Eurodollar rate loans. We are required to prepay the term loans with (a) net proceeds from asset sales and certain upfront payments under joint venture arrangements, (b) net proceeds from certain debt issuances, (c) net proceeds from casualty events and damages or settlements of certain construction or other tort claims, and (d) excess cash flow, in each case, subject to certain basket amounts, reinvestment rights and other provision. Any borrowings under the December 2012 Term Loan Facility paid or prepaid may not be reborrowed.

Obligations under the 2012 Credit Agreement are guaranteed by the Company’s wholly owned subsidiaries. Obligations under the 2012 Credit Agreement and the guarantees thereof are generally secured by a first priority or “first out” security interest in substantially all of our assets (other than funds constituting proceeds under the Term Loan Credit Agreement), subject to certain exceptions set forth in the definitive documentation for the 2012 Credit Agreement.

The 2012 Credit Agreement requires that the Company maintain compliance with certain financial covenants, including, a consolidated leverage ratio covenant, a consolidated interest coverage ratio covenant, and a minimum EBITDA covenant, subject to the terms provided in the 2012 Credit Agreement. In addition, the 2012 Credit Agreement restricts the Company’s ability to, among other things, (a) incur additional indebtedness, (b) pay dividends, prepay subordinated indebtedness or purchase capital stock, (c) encumber assets, (d) enter into business combinations or divest assets and (e) make investments or loans, subject in each case to certain exceptions or excluded amounts.

Revel AC, Inc.

Notes to Consolidated Financial Statements

Other Borrowings

The Company acquired approximately 2,300 slot machines and other gaming equipment under financing arrangements, for use in the casino operation. These financing arrangements, with five slot manufacturers, are payable in installments over varying time periods for the next three years. Assets under capital leases at December 31, 2012 were $10.2 million, net of accumulated amortization of $2.0 million, and are included as a component of property and equipment in the accompanying consolidated balance sheets.

Disbursement Agreement

On May 3, 2012, the Master Disbursement Agreement governing usage of the Company’s construction accounts (the “Disbursement Agreement”) was modified by the Company, REG, the disbursement agent party thereto, the collateral agent for the Term Loan Facility, and the collateral agent for the Second Lien Notes, to allow for additional project costs and additional sources of funding to finance such project costs (including for additional term loan commitments under the Term Loan Facility and the commitments under the Revolver). Absent the amendments to the Term Loan Facility and the Second Lien Notes, the Company would not have been in compliance with certain provisions of the Term Loan Facility and the Second Lien Notes. On December 20, 2012, in connection with the amendments described herein related to the Company’s debt agreements, the Company entered into an Amended and Restated Master Disbursement Agreement (the “Amended and Restated Disbursement Agreement”), among the Company, REG, the disbursement agent party thereto, the administrative agent and collateral agent under the Term Loan Credit Agreement, the administrative agent and collateral agent under the 2012 Credit Agreement and the collateral agent under the Indenture, which amended and restated the existing Disbursement Agreement. The Amended and Restated Disbursement Agreement, among other things, sets forth the terms and conditions applicable to the close out of the construction costs for Revel.

7. Commitments and Contingencies

In February 2011, the Company entered into an Energy Services Agreement (the “ESA”) with ACR Energy Partners, LLC pursuant to which the Company has continued to engage ACR Energy Partners, LLC to design and construct a central utility plant (“CUP”) on land leased from the Company that will supply the Company with all of its thermal energy (hot and chilled water) and electricity needs for Revel. The term of the ESA is for a period of 20 years commencing on the date that Revel is commercially open to the public (or April 2, 2012). Obligations under the ESA contain both fixed fees and variable fees based upon usage rates. The fixed fee components under the ESA are currently estimated at approximately $20.2 million per annum. The variable fee component under the ESA is based upon pre-negotiated rates. The Company’s current estimate of variable payments expected to be made in accordance with the ESA is $8.0 million per annum, excluding costs for electricity. The costs incurred as a result of the ESA are expensed as incurred, and are included in general and administrative expenses on the accompanying statement of comprehensive loss.

The Company, through its subsidiary NB Acquisition, LLC, is party to a ground lease for ACR Energy Partners, LLC to lease the land on which the CUP is located. The initial term of the ground lease commenced on April 8, 2011 and expires with the expiration of the ESA (April 1, 2032). Fixed rent under the ground lease is $197,617 annually, payable to the Company in equal monthly installments.

Revel AC, Inc.

Notes to Consolidated Financial Statements

Total rental expense under operating leases, which is included in operating costs and expenses on the accompanying statements of comprehensive loss, for the year ended December 31, 2012 was $17,025,548. Future minimum lease payments under noncancellable operating leases, excluding the variable fee component under the ESA, as of December 31, 2012, consisted of the following:

2013	$20,888,708
2014	20,363,997
2015	20,272,452
2016	20,167,356
2017	20,157,900
Thereafter	349,619,565

Total minimum payments	$451,469,978

During the third quarter of 2012, the Company received an additional real estate tax assessment (the “Assessment”) for the period from June 1, 2012 through December 31, 2012 as a result of the commencement of operations of Revel on April 2, 2012. The total amount of tax associated with the Assessment initially was $10.4 million, but was subsequently reduced to $4.2 million for 2012. The Company filed an appeal of the Assessment. On April 9, 2013, the Company reached agreement with the City of Atlantic City which will result in the reversal of the Assessment in exchange for the Company’s agreement to not appeal its tax assessments for the years 2011 and 2012.

The New Jersey Casino Control Act provides, among other things, for an assessment of licensees equal to 1.25% of their gross gaming revenues in lieu of an investment alternative tax equal to 2.5% of gross gaming revenues. The Company may satisfy this investment obligation by investing in qualified eligible direct investments, by making qualified contributions or by depositing funds with the Casino Reinvestment Development Authority (“CRDA”). Under the terms of an agreement with the CRDA, the Company has agreed to donate the first four years of deposits to the CRDA. As a result, the Company has recorded a full reserve for its CRDA payments as of December 31, 2012 totaling $1,528,951.

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

8. Fair Value Measurements

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

Revel AC, Inc.

Notes to Consolidated Financial Statements

The following table presents the assets measured at fair value on a recurring basis by input level in the consolidated balance sheet at December 31, 2012 and 2011:

	Level 1	Level 2	Level 3	Total December 31, 2012
	(In Thousands)
Assets
Derivative/Interest rate caps	$—	$461	$—	$461

	$—	$461	$—	$461

	Level 1	Level 2	Level 3	Total December 31, 2011
	(In Thousands)
Assets
Derivative/Interest rate caps	$—	$3,610	$—	$3,610

	$—	$3,610	$—	$3,610

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

As a result of the Chapter 11 Cases discussed in Note 12, the Company has determined it is not practical to disclose the estimated fair value of its Term Loan Facility, Second Lien Notes and Revolver Facility.

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate caps as part of its interest rate risk management strategy.

Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. In August 2011, the Company executed an interest rate cap to hedge its interest rate risk. The interest rate cap agreement terminates on February 17, 2016. The notional amount of the derivative contract is $400 million and has a fair value of $0.5 million and $3.6 million recorded in the consolidated balance sheet at December 31, 2012 and 2011, respectively. The Company has recorded a loss on this contract of $1.5 million in the prior year period. This loss was recorded on the consolidated statement of operations as change in fair value of interest rate cap. During the year ended December 31, 2012, the Company recorded a loss of $3.1 million on this contract and this amount was recognized in other comprehensive loss.

In determining fair value of derivative instruments, the Company considers both the counterparty credit risk and its own credit worthiness. To determine the Company’s credit risk, the Company estimates its credit rating by benchmarking the price of outstanding debt to publicly-available comparable data from rating agencies. Using the estimated rating, the Company’s credit risk was quantified by reference to publicly-traded debt with a corresponding rating. The Company determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2012 and 2011.

9. Income Taxes

The following table reconciles the statutory federal income tax rate to the actual effective income tax rate for 2012 and 2011:

	2012		2011
Percent of pretax loss:
Loss/preopening loss at statutory rate	(35.00%	)	(35.00%	)
Permanent Differences	.02%		—
Valuation allowance increase	34.98%		35.0%

Total	0.0%		0.0%

Revel AC, Inc.

Notes to Consolidated Financial Statements

Deferred tax assets and liabilities are provided for the effects of temporary differences between the tax basis of assets and liabilities and their reported amounts in the balance sheet. These temporary differences result in taxable or deductible amounts in future years.

The components of the Company’s recorded deferred tax assets and deferred tax liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Pre-opening expenses	$24,211,908	$9,914,039
Plant, Property, and Equipment	34,416,025	9,963,258
NOL carryforwards	141,012,512	27,890,521
Accruals	5,898,147	2,080,664
Other	5,880,808	2,317,379

Gross deferred tax assets	211,419,401	52,165,861

Deferred tax liabilities:
Other	1,030,316	1,834,966

Net deferred tax liabilities	1,030,316	1,834,966

Net deferred tax assets	210,389,085	50,330,895
Valuation allowance	(210,389,085)	(50,330,895)

Deferred tax assets, net	$—	$—

For income tax reporting, the Company had federal and state net operating loss carryforwards aggregating approximately $345.2 million and $68.3 million available at December 31, 2012 and 2011, respectively, to reduce future federal and state taxable income. The tax benefits associated with these net operating loss carryforwards are approximately $141.0 million and $27.9 million at December 31, 2012 and 2011, respectively. Such net operating loss carryfowards begin to expire in 2031.

A valuation allowance is recorded if it is more likely than not that a net deferred tax asset will not be realized. In assessing its need for a valuation allowance, the Company considered all available positive and negative evidence including its status as a start-up entity with pre-opening losses and forecasted operating losses. Based on this analysis, the Company has recorded a full valuation allowance against its deferred tax assets. The Company will continue to reassess its valuation allowance on a recurring basis and if future evidence allows for a partial or full release of the valuation allowance a tax benefit will be recorded accordingly in the subsequent period.

Uncertain tax positions not deemed to meet the more-likely-than-not threshold are recorded as a tax benefit or expense in the appropriate year such tax positions are claimed, including any related interest or penalties. The Company did not have any recorded uncertain tax positions as of December 31, 2012 and 2011.

The Company files federal and New Jersey income tax returns and the tax year 2012 and 2011 remain open subject to examination by the tax authorities.

Chapter 11 Case Tax Implications

If the Company’s debt is reduced or restructured as a result of the Chapter 11 case, the Company anticipates that it would realize “cancellation of indebtedness” income for tax purposes, and as a result, the Company could be required to reduce certain tax attributes such as net operating losses (“NOL’s”) and the tax basis of its assets. Any such reductions could result in increased future tax liabilities for the Company. Additionally, the future utilization of its NOL’s, if any, may be limited under Section 382 of the Internal Revenue Code.

10. Long-Term Incentive Program

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

Revel AC, Inc.

Notes to Consolidated Financial Statements

Options granted under the Amended and Restated 2011 Equity Incentive Plan for the period from February 7, 2011 through December 31, 2012 are as follows:

Number of Options	Grant Date	Exercise Price	Vesting Date (a)		Exercise Life	Grant Date Fair Value
5,900,000	6/15/2011	$0.62	6/15/2012	(a)	10 years	$0.35
237,537	12/14/2011	$0.62	6/30/2014	(a)	10 years	$0.35
616,690	2/16/2012	$0.62	2/16/2015	(b)	10 years	$0.55

(a)

The 5,900,000 options granted on June 15, 2011 vest over the one year period ending June 15, 2012. The 237,537 options granted on December 14, 2011 vest in three equal installments beginning on June 30, 2012.

(b)

One third of the options vest on the 24 month anniversary of the grant date; one third vest on the 36 month anniversary of the grant date; and one third vest upon achievement of the performance goals based on the achievement of operating targets set forth in the Securityholders’ Agreement. The Company recognizes compensation cost for options that are expected to vest and for which performance criteria are probable of being achieved. During the year ended December 31, 2012, 59,991 of the granted options were forfeited.

Also on December 14, 2011, the Company’s board of directors (the “Board of Directors”) authorized the grant of additional options to purchase 237,537 shares to two additional non-employee directors upon such directors’ appointment to the Board of Directors following receipt of the requisite regulatory approvals. Such options will have an exercise price equal to the then per-share fair market value of the Common Stock on the date granted, as determined by the Board of Directors, and otherwise will be subject to the Company’s previously approved form of option agreement for non-employee directors. As of December 31, 2012, none of these options have been granted.

The Company recognizes compensation expense amounts on a straight-line basis over the vesting period based on the estimated grant-date fair value using the Black-Scholes valuation model. The total compensation expense in the accompanying consolidated Statement of Comprehensive Loss for options granted under the Amended and Restated 2011 Equity Incentive Plan for the year ended December 31, 2012 and the period from February 7, 2011 through December 31, 2011 was $1.1 million and $1.1 million, respectively.

At December 31, 2012, 5,979,179 of the options had vested, and the fair value of the vested options was $2.2 million; the cumulative unamortized value of the outstanding options was $0.4 million.

The fair value for the options granted in 2011 and 2012 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

	2012	2011
Risk-free interest rate	1.1%	1.6%
Dividend yield	0%	0%
Volatility factor	52.0%	66.0%
Expected life (in years)	6.25	5

The weighted-average fair value of options granted during 2012 and 2011 was $0.55 and $0.35, respectively.

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

Performance-Based Units

In connection with the purchase of Predecessor Revel in February 2011, the Company’s former Chief Executive Officer received certain performance-based stock units relating to 9,947,712 shares of Common Stock. Additionally, in February 2012, 635,007 stock units were granted to certain executives of the Company, 211,669 of which are performance-based. The February 2011 and 2012 stock units are collectively referred hereafter as the “Performance-Based Units”. At December 31, 2012, 4,831,746 of the Performance-Based Units have vested and the fair value of these Performance-Based Units was $3.0 million and the cumulative unamortized value of the Performance-Based Units was $3.2 million.

Revel AC, Inc.

Notes to Consolidated Financial Statements

The Performance-Based Units will vest and the recipient will be entitled to receive the underlying shares if certain operating targets are achieved. The Company evaluates the performance-based operating targets at the end of each financial reporting period and recognizes compensation expense for those Performance-Based Units that management believes are probable that the performance target will be achieved. As of December 31, 2012, the performance targets for 4,831,746 shares of the Performance-Based Units were met.

Compensation expense related to the share-based payments of the Company’s parent, which are granted to individuals performing services on behalf of the Company, is allocated to the Company’s results of operations. The total compensation expense included in the accompanying consolidated Statement of Comprehensive Loss for Share-Based Units for the year ended December 31, 2012 and the period February 7, 2011 through December 31, 2011 was $3.5 million and $3.5 million, respectively.

11. Employee Benefit Plans

401(k) Plan

The Company has a retirement savings plan under Section 401(k) of the Internal Revenue Code covering our non-union employees. The plan allows employees to defer up to the lessor of the Internal Revenue Code prescribed maximum amount or 75% of their income on a pre-tax basis through contributions to the plan. The Company may elect to match a portion of participants’ contributions on an annual basis as determined by management. For the year ended December 31, 2012, the Company expensed the voluntary contribution to the 401(k) plan in the amount of $0.6 million.

Multi-employer Pension Plans

Approximately 100 of the Company’s trade workers, such as painters, carpenters and mechanics, are represented by collective bargaining agreements. The Company contributes to multiemployer pension defined-benefit plans under the terms of these agreements. The Companyis obligated to make defined contributions under these plans.

The significant risks of participating in multiemployer plans include, but are not limited to, the following:

•	If the Company elects to withdraw from participation in the multi-employer plans, the Company may be required to pay a withdrawal liability based on the underfunded status of the plan as applicable.

•	The Company may contribute assets to the multiemployer plan for the benefit of our covered employees that are used to provide benefits to employees of other participating employers.

•	The Company may be required to fund additional amounts if other participating employers stop contributing to the multiemployer plan.

Contributions, which are based on hours worked by covered employees, totaled approximately $1.4 million for the year ended December 31, 2012. These contributions were not individually significant to any of the respective plans.

12. Subsequent Events

Nonpayment of Interest and Restructuring Support Agreement

In early 2013, the Company and its advisors engaged in extensive negotiations and discussions with a steering committee of the Company’s key creditors (the “Steering Committee”), JPMorgan Chase Bank, N.A. (the “Administrative Agent”), in its capacities as administrative agent, collateral agent and disbursement agent under the Term Loan Credit Agreement (as defined below) and in its capacities as administrative agent and collateral agent under the 2012 Credit Agreement (as defined below), and their respective advisors regarding the terms of a potential restructuring of the Company’s obligations under its 2012 Credit Agreement, the Term

Revel AC, Inc.

Notes to Consolidated Financial Statements

Loan Credit Agreement and the indenture (the “Indenture”) governing the Second Lien Notes (as defined below). After good faith, arm’s length negotiations, the Company reached an agreement with the Steering Committee and Administrative Agent with respect to a consensual restructuring on the terms set forth in the Plan.

On February 19, 2013, the Company entered into a Restructuring Support Agreement, which was amended on March 8, 2013, March 13, 2013 and March 22, 2013 (as amended, the “Restructuring Support Agreement”), with the Administrative Agent, holders of a majority of outstanding claims under the 2012 Credit Agreement (as defined below) (the “2012 Credit Agreement Claims”), holders of a majority of outstanding claims under the Term Loan Credit Agreement (the “Term Loan Credit Agreement Claims”), and holders of a majority of outstanding claims under the Indenture governing the Second Lien Notes (the “Second Lien Note Claims”) (collectively, the “Consenting Debtholders”). The Restructuring Support Agreement provides for the implementation of a prepackaged plan of reorganization through an expedited Chapter 11 process. The Consenting Debtholders represented a sufficient amount of claims and number of creditors necessary to approve the Plan pursuant to the applicable provisions of the Bankruptcy Code (as defined below). Prior to commencing a solicitation of certain creditors’ votes to approve the Plan (the “Solicitation”), the Company, the Steering Committee and the Administrative Agent finalized the Plan in a manner consistent with the Restructuring Support Agreement, which generally provides for the following treatment of claims, subject to approval by the Bankruptcy Court (as defined below) and emergence from Chapter 11 (as discussed below):

•	2012 Credit Agreement Claims will be repaid in full in cash by proceeds of the DIP Credit Agreement (as defined below);

•	Term Loan Credit Agreement Claims will receive 100% of the new common equity in the reorganized Debtors, subject to a management equity incentive plan;

•

Second Lien Note Claims will retain their contingent right to receive up to $70 million of proceeds that are remitted to a separate escrow account through the Economic Redevelopment and Growth Grant program, which would be non-recourse as against the Company;

•

Allowed general unsecured claims will be unimpaired and either paid (i) in the ordinary course of business, (ii) on the effective date of the Plan or (iii) when such claim is no longer disputed and allowed; and

•	Holders of the Company’s existing common stock and warrants would not receive or retain any property under the Plan.

In light of the consensual restructuring resolution set forth in the Restructuring Support Agreement, the Company determined not to make the February 19, 2013 interest payment due under the Term Loan Credit Agreement in order to conserve cash for operational expenses.

Pursuant to the Restructuring Support Agreement, the Consenting Debtholders agreed to support the Plan, provided that the Company is successful in taking the steps necessary to meet the various agreed upon milestones, which include the following:

•	The commencement of the Chapter 11 Cases (as defined below) by no later than March 25, 2013;

•	The entry of an interim order by the Bankruptcy Court authorizing the Debtors’ entry into the DIP Credit Agreement (as defined below) to occur no later than March 28, 2013;

•	The entry of a final order by the Bankruptcy Court authorizing the Debtors’ entry into the DIP Credit Agreement (as defined below) to occur no later than April 24, 2013;

•	The entry of the confirmation order by the Bankruptcy Court to occur no later than May 24, 2013; and

•	The effective date of the Plan to occur no later than May 30, 2013, subject to extension for any required regulatory approvals.

Revel AC, Inc.

Notes to Consolidated Financial Statements

Prepackaged Plan of Reorganization and Solicitation

On March 13, 2013, the Debtors commenced a solicitation of votes for the prepackaged Plan. The voting deadline for 2012 Credit Agreement Claims and Term Loan Credit Agreement Claims was March 20, 2013, and the voting deadline for Second Lien Note Claims was April 10, 2013. The Plan was accepted by (a) lenders holding approximately $143.9 million (or 100% of those who voted) in aggregate amount of the borrowings under the 2012 Credit Agreement and (b) lenders holding approximately $862.5 million (or 100% of those who voted) in aggregate amount of the borrowings under the Term Loan Credit Agreement and (c) approximately $254.0 million (or 100% of those who voted) in aggregate amount of the Second Lien Notes issued under the Indenture governing the Second Lien Notes.

DIP Credit Agreement

In connection with the Chapter 11 Cases, the Debtors received interim and final approval on March 27, 2013 and April 18, 2013, respectively, from the Bankruptcy Court for authority to enter into a $250 million senior secured superpriority debtor in possession credit agreement (as amended, restated, supplemented, or otherwise modified from time to time, the “DIP Credit Agreement”) among Revel AC, as the borrower, the other Debtors, as guarantors, the lenders party thereto (the “DIP Facility Lenders”) and JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank. The DIP Credit Agreement provides for (i) a $125 million revolving loan (the “DIP Revolving Facility”) and (ii) and a $125 million term loan. On March 27, 2013, the Debtors entered into the DIP Credit Agreement. The proceeds of the DIP Credit Agreement will be used by Revel AC to (a) repay outstanding indebtedness under the credit agreement, dated as of May 3, 2012, by and among Revel AC, as borrower, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., in its capacities as administrative agent, collateral agent and issuing bank, and J.P. Morgan Securities LLC, as sole lead arranger and sole bookrunner, over time; (b) pay certain reasonable fees and expenses associated with the transactions contemplated by the DIP Credit Agreement, (c) pay certain professional fees in connection with the Chapter 11 Cases; (d) provide ongoing working capital requirements and pay other fees, costs and expenses relating to the Chapter 11 Cases, in accordance with certain DIP Credit Agreement documents; and (e) fund certain capital expenditures. A portion of the DIP Revolving Facility may be made available for the issuance of letters of credit.

Borrowings under the DIP Revolving Facility will bear interest, at Revel AC’s option, (i) at the Base Rate (as defined in the DIP Credit Agreement) plus a margin of 6.50% per annum or (ii) at the Adjusted LIBOR Rate (as defined in the DIP Credit Agreement) plus a margin of 7.50% per annum. Borrowings under the DIP Term Loan will bear interest, at Revel AC’s option, (i) at the Base Rate plus a margin of 8.00% per annum or (ii) at the Adjusted LIBOR Rate plus a margin of 9.00% per annum. In addition, Revel AC will pay a commitment fee of 4.00% per annum on the average daily unused amount of the DIP Revolving Facility, and a letter of credit fronting fee of 0.25% per annum on the average daily amount of outstanding letters of credit and any letter of credit disbursements that have not yet been reimbursed.

The Debtors’ obligations under the DIP Credit Agreement are secured by (i) a first priority lien on all of the assets of the Debtors, including a pledge of all of the equity interests of each of its domestic subsidiaries, and (ii) a superpriority administrative claim in each of the Cases, in each case subject to certain agreed upon exceptions.

The DIP Credit Agreement contains various representations, warranties and covenants by the Debtors that are customary for transactions of this nature, including reporting requirements and maintenance of financial covenants. Revel AC is also required to make certain mandatory prepayments under the DIP Credit Agreement.

The Debtors’ obligations under the DIP Credit Agreement may be accelerated following certain events of default, including a breach by the Debtors of the representations, warranties or covenants made in the DIP Credit Agreement, the conversion of any of the Cases to a case under Chapter 7 of the Bankruptcy Code or the appointment of a trustee pursuant to Chapter 11 of the Bankruptcy Code.

The loans under the DIP Credit Agreement will mature on the earlier of (a) May 30, 2013, subject to extension to allow for the receipt of any Gaming Approvals (as defined in the DIP Credit Agreement) required in order to allow the Acceptable Reorganization Plan (as defined in the DIP Credit Agreement) to become effective, but in no event later than June 15, 2013, (b) April 22, 2013 (in the case of the DIP Revolving Facility) or April 15, 2013 (in the case of the DIP Term Loan) if the Bankruptcy Court has not entered a final order in form and substance reasonably

Revel AC, Inc.

Notes to Consolidated Financial Statements

satisfactory to the lenders by the end of such date, (c) the effective date of the Acceptable Reorganization Plan that is confirmed by the Bankruptcy Court and (d) the acceleration of any loans and the termination of the revolving commitments in accordance with the terms of the DIP Credit Agreement.

Engagement Letter for Exit Facilities

On March 27, 2013, the Bankruptcy Court approved the Debtors’ entry into an engagement letter and fee letter with J.P. Morgan Securities LLC to syndicate and obtain commitments to fund $335 million in new senior credit facilities (the “Exit Facilities”) upon the Debtors’ emergence from the Chapter 11 Cases. Subject to Bankruptcy Court approval and assuming the Debtors emerge from the Chapter 11 Cases, the Exit Facilities will consist of (i) a revolving credit facility (the “First Lien Exit Facility”) in the amount of approximately $100 million with availability as of the effective date of the Plan sufficient to pay transaction expenses, provide the reorganized Debtors with working capital necessary to run their businesses and to fund certain capital expenditures, and any letters of credit issued under the 2012 Credit Agreement and deemed issued under the DIP Credit Agreement or issued under the DIP Credit Agreement, in either case, would be deemed to be issued under the First Lien Exit Facility or cash collateralized at 103% of any letter of credit exposure and (ii) term loans (the “Second Lien Exit Facility”) in the aggregate amount of approximately $260 million, the proceeds of which would be used to pay transaction expenses and repay the DIP Credit Agreement in full in cash (excluding any letters of credit being continued under the First Lien Exit Facility). All holders of 2012 Credit Agreement Claims and Term Loan Credit Agreement Claims are eligible to participate in the Exit Facilities.

Amendment to Term Loan Facility

On March 13, 2012, the Company entered into a fourth amendment to the Term Loan Credit Agreement. The fourth amendment amended the Term Loan Credit Agreement to allow the lenders under the Term Loan Credit Agreement to, during the pendency of the Cases, sell participations in the loans under the Term Loan Credit Agreement to competitors of the Company engaged in the business of operating or controlling a casino or convention, trade show or exhibition facility; provided, that (i) no single competitor group may own participations in excess of 5% of the loans outstanding as of any time and (ii) no lender may disclose any material non-public information with respect to the Company, its subsidiaries and any of their respective securities to a competitor who is a participant or a prospective participant.

Amendments to 2012 Credit Agreement

On January 30, 2013, the Company entered into a third amendment to the 2012 Credit Agreement. The third amendment amended the Minimum Liquidity Thresholds (as defined below).

On February 5, 2013, the Company entered into a fourth amendment to the 2012 Credit Agreement. The fourth amendment further amended the Minimum Liquidity Thresholds. The fourth amendment also amended the 2012 Credit Agreement to add an additional “Event of Default.” Pursuant to the fourth amendment, (i) failure by Revel AC to continuously retain a financial advisor reasonably acceptable to the administrative agent under the 2012 Credit Agreement (the “Administrative Agent”) and the Required Lenders (as defined in the 2012 Credit Agreement) with a scope of responsibilities reasonably acceptable to the administrative agent and the Required Lenders (it being agreed by the Administrative Agent and the Required Lenders that the retention and scope of work (in effect as of the effective date of the fourth amendment) of Alvarez & Marsal North America LLC, is acceptable to the Administrative Agent and the Required Lenders) (the “Financial Advisor”), subject to review and approval by applicable Gaming Authorities (as defined in the 2012 Credit Agreement) as and to the extent required under applicable gaming laws and regulations, or (ii) failure by Revel AC to cooperate with the Financial Advisor in the performance of its duties within the scope of its responsibilities, or interference by Revel AC with the Financial Advisor in the performance of its duties within the scope of its responsibilities, in each case as reasonably determined by the Administrative Agent or the Required Lenders after consultation with the Financial Advisor, shall be an Event of Default under the 2012 Credit Agreement.

Revel AC, Inc.

Notes to Consolidated Financial Statements

On February 12, 2013, the Company entered into a fifth amendment to the 2012 Credit Agreement. The fifth amendment further amended the Minimum Liquidity Thresholds. The fifth amendment also amended the 2012 Credit Agreement to allow the issuance by JPMorgan Chase Bank, N.A. of up to a $9.5 million letter of credit in favor of a general contractor in lieu of utilization of a $9.5 million escrow as the source for payment of such general contractor.

On February 28, 2013, the Company entered into a sixth amendment to the 2012 Credit Agreement. The sixth amendment lowered the permitted maximum issuance amount of letters of credit issued by JPMorgan Chase Bank, N.A. in favor of a general contractor to $7,950,000, to allow for loans to be drawn up to $1,550,000 to complete certain capital expenditures and to remove a certification covenant with respect to certain payables.

On March 19, 2013, the Company entered into a seventh amendment to the 2012 Credit Agreement. Pursuant to the seventh amendment, the Company continued to be required to maintain a sum of the unused revolving commitments plus the lesser of (1) $5,000,000 and (2) cash and cash equivalents (excluding cage cash and certain other escrow or blocked accounts) that is greater than the sum of (a) the Minimum Liquidity Thresholds (as defined below), (b) certain reserves associated with amenities capital expenditures and (c) any remaining availability under a basket for loans that may be used to fund capital expenditures for construction of the Day Club. The seventh amendment amended the 2012 Credit Agreement to extend the $35,000,000 Minimum Liquidity Threshold to April 15, 2013. Pursuant to the Seventh Amendment, “Minimum Liquidity Thresholds” means from December 20, 2012 through January 29, 2013, $75,000,000; from January 30, 2013 through February 8, 2013, $66,000,000; from February 9, 2013 through February 12, 2013, $59,000,000; from February 13, 2013 through February 19, 2013, $55,000,000; from February 20, 2013 through February 26, 2013, $50,000,000; from February 27, 2013 through March 15, 2013, $35,000,000; from March 16, 2013 through April 15, 2013, $35,000,000; from April 16, 2013 through May 15, 2013, $45,000,000; and from May 16, 2013 through July 1, 2013, $20,000,000.

First Amendment to Disbursement Agreement

The Amended and Restated Disbursement Agreement was amended on February 28, 2013 to provide that the fees to the disbursement agent would be paid on February 17, 2013, and on the 17th day of each April, June, August, October, December, and February rather than once annually. Each payment will equal one-sixth of the annual disbursement agent fee.

Executive Transition Agreement

On March 13, 2013, we entered into and on March 19, 2013, amended and restated an executive transition agreement (as amended, the “Executive Transition Agreement”) with Mr. DeSanctis and Mr. Garrity (together, the “Executives”). The Executive Transition Agreement provides for ongoing development and consulting arrangements with and payments to the Executives.

The value of the amounts each executive will receive pursuant to the terms of the Executive Transition Agreement is approximately $4,199,962 and $2,940,038, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REVEL AC, INC.

DATE: May 7, 2013

	By:	/s/ Jeffrey Hartmann

(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Hartmann Jeffrey Hartmann	Chief Executive Officer, President and Chairman of the Board (Principal Executive Officer)	May 7, 2013

/s/ Dennis Stogsdill Dennis Stogsdill	Chief Restructuring Officer (Principal Financial Officer)	May 7, 2013

/s/ Theresa Glebocki Theresa Glebocki	Vice President of Finance (Principal Accounting Officer)	May 7, 2013

/s/ Thomas N. Auriemma Thomas N. Auriemma	Director	May 7, 2013

/s/ John A. Krasznekewicz John A. Krasznekewicz	Director	May 7, 2013

/s/ Chan Suh Chan Suh	Director	May 7, 2013

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

The registrant has not sent and, following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission, does not intend to send to its securityholders an annual report to securityholders or proxy material for the year ended December 31, 2012 or with respect to any annual or other meeting of securityholders.